Form 10-K
period 2006-12-31
Structured Asset Mortgage Investments II Trust 2006-AR5
filed 2007-04-02
CIK 1363834

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-132232-06

       Structured Asset Mortgage Investment II Trust 2006-AR5
       (exact name of issuing entity as specified in its charter)

       Structured Asset Mortgage Investments II Inc.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196944
  (State or other jurisdiction of                   54-2196945
  incorporation or organization)                    54-2196946
                                                    54-2196947
                                                    54-2196948
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, American Home Mortgage Servicing Inc., Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

      (a) Exhibits

    (4.1) Pooling and Servicing Agreement, dated as of May 1, 2006, among
          Structured Asset Mortgage Investments II Inc., as depositor, Wells Fargo Bank National Association, as master servicer and as securities administrator, EMC Mortgage Corporation and JPMorgan Chase Bank, N.A., as trustee (As previously filed on Form 8-K filed on June 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

    (4.2) Amended and Restated Pooling and Servicing Agreement, dated as of
          December 5, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, Wells Fargo Bank, National Association, as master servicer and as securities administrator, EMC Mortgage Corporation, as sponsor, and The Bank of New York, as successor to JP Morgan Chase Bank, N.A., as trustee (As previously filed on Form 8-K filed on January 4, 2007 and is hereby incorporated by reference into this report on Form 10-K)

   (10.1) Purchase, Warranties and Servicing Agreement, dated as of March 1,
          2006 among EMC Mortgage Corporation as purchaser, American Home Mortgage Corp., as company and American Home Mortgage Servicing, Inc., as servicer.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F2>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant of the deal is not required under Regulation
        AB to provide such documentation.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Asset Mortgage Investment II Trust 2006-AR5
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator
      d) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator
      d) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Mortgage Investment II Trust 2006-AR5 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     American Home Mortgage Servicing, Inc. as Servicer.

     Dated: April 1, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


EX-33 (a)
(logo) American Home Mortgage Servicing

4600 Regent Boulevard, Suite 200
Irving, Texas 75063

Tel: (877) 304-3100

American Home Mortgage Servicing, Inc.'s Report on Assessment of Compliance with Servicing Criteria

The undersigned has caused an assessment to be made of the servicer's compliance with the servicing criteria set forth in Regulation AB.

American Home Mortgage Servicing, Inc (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for those portions of criteria 229.1122(d)(3)(ii) pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The Asserting Party has engaged vendors to perform certain portions of criteria 1122(d)(4)(iv) and 1122(d)(4)(xi) for which it has elected to take responsibility. The Platform includes all residential mortgage loans serviced by the asserting party (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

Date: March 1, 2007

American Home Mortgage Servicing, Inc
By: /s/ Michael Strauss
Michael Strauss
Chief Executive Officer

By: /s/ Steve Hozie
Steve Hozie
Chief Financial Officer

By: /s/ David Friedman
David Friedman
Executive Vice President

Licensed Or Authorized Mortgage Lender Throughout The Fifty States And The District of Columbia An American Home Mortgage Investment Corp.Company New York Stock Exhange Listing Symbol - AHM

(logo) EQUAL HOUSING LENDER





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
American Home Mortgage Servicing, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Servicing Criteria, that American Home Mortgage Servicing, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all Residential Mortgage Loans (the "Platform") as of and for the year ended December 31, 2006, excluding the portion of criteria 1122 (d)(3)(ii) - pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion states that transactions covered by this report include the asset-backed securities transactions for which the Company served as servicer under their defined Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(iv) and 1122(d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Residential Mortgage Loans Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP

March 1, 2007

Member of
Deloitte Touche Tohmatsu





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
ANNUAL STATEMENT OF COMPLIANCE

AMERICAN HOME MORTGAGE SERVICING, INC.

STRUCTURED ASSET MORTGAGE INVESTMENTS II TRUST
2006-AR5


I, David M. Friedman, a duly authorized officer of American Home Mortgage Servicing, Inc., as servicer (the "Servicer"), pursuant to the Purchase, Warranties and Servicing Agreement, dated as of March 1, 2006, among EMC Mortgage Corp., the Servicer and American Home Mortgage Corp. (the "Agreement"), hereby certify that:

1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the "Reporting Period") and of the Servicer's performance under the Agreement and any other applicable servicing agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement and any other applicable servicing agreement in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March, 2007.


By:     /s/ David M Friedman
Name:   David M Friedman
Title:  Executive Vice President





EX-35 (b)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000

March 20, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Structured Asset Mortgage Investment II Trust 2006-AR5

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of the Master Servicer during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank N.A.

March 23, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Structured Asset Mortgage Investment II Trust 2006-AR5

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of the party during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision and

(ii) To the best of such officer's knowledge, based on such review, the party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.



Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary




Ex. 99


                            EMC MORTGAGE CORPORATION
                                   Purchaser,

                          AMERICAN HOME MORTGAGE CORP.
                                    Company,

                     AMERICAN HOME MORTGAGE SERVICING, INC.
                                    Servicer,

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                            Dated as of March 1, 2006

                   (Fixed and Adjustable Rate Mortgage Loans)

                                    ARTICLE I
Section 1.01   Defined Terms ................................................. 2

                                   ARTICLE II

Section 2.01   Agreement to Purchase .........................................14
Section 2.02   Purchase Price ................................................15
Section 2.03   Servicing of Mortgage Loans ...................................15
Section 2.04   Record Title and Possession of Mortgage Files;
               Maintenance of Servicing Files ................................15
Section 2.05   Books and Records .............................................16
Section 2.06   Transfer of Mortgage Loans ....................................17
Section 2.07   Delivery of Mortgage Loan Documents ...........................17
Section 2.08   Quality Control Procedures ....................................19
Section 2.09   Near-term Principal Prepayments; Near Term Payment Defaults ...19
Section 2.10   Modification of Obligations ...................................19

                                   ARTICLE III

Section 3.01   Representations and Warranties of the Company .................21
Section 3.02   Representations and Warranties as to
               Individual Mortgage Loans .....................................24
Section 3.03   Repurchase ....................................................33
Section 3.04   Representations and Warranties of the Purchaser ...............35

                                   ARTICLE IV

Section 4.01   Company to Act as Servicer ....................................36
Section 4.02   Collection of Mortgage Loan Payments ..........................39
Section 4.03   Realization Upon Defaulted Mortgage Loans .....................40
Section 4.04   Establishment of Custodial Accounts;
               Deposits in Custodial Accounts ................................41
Section 4.05   Permitted Withdrawals from the
               Custodial Account .............................................42
Section 4.06   Establishment of Escrow Accounts;
               Deposits in Escrow Accounts ...................................43
Section 4.07   Permitted Withdrawals From Escrow Account .....................44
Section 4.08   Payment of Taxes, Insurance and Other
               Charges; Maintenance of Primary Mortgage
               Insurance Policies; Collections Thereunder ....................45
Section 4.09   Transfer of Accounts ..........................................46

Section 4.10   Maintenance of Hazard Insurance ...............................46
Section 4.11   Maintenance of Mortgage Impairment
               Insurance Policy ..............................................47
Section 4.12   Fidelity Bond, Errors and Omissions
               Insurance .....................................................48
Section 4.13   Title, Management and Disposition of REO Property .............48
Section 4.14   Notification of Maturity Date .................................50

                                    ARTICLE V

Section 5.01   Distributions .................................................50
Section 5.02   Statements to the Purchaser ...................................51
Section 5.03   Monthly Advances by the Company ...............................53
Section 5.04   Liquidation Reports ...........................................53

                                   ARTICLE VI

Section 6.01   Assumption Agreements .........................................53
Section 6.02   Satisfaction of Mortgages and Release
               of Mortgage Files .............................................54
Section 6.03   Servicing Compensation ........................................55
Section 6.04   Annual Statement as to Compliance .............................56
Section 6.05   Annual Independent Certified Public
               Accountants' Servicing Report .................................56
Section 6.06   Purchaser's Right to Examine Company Records ..................56

                                   ARTICLE VII

Section 7.01   Company Shall Provide Information as Reasonably Required ......57

                                  ARTICLE VIII

Section 8.01   Indemnification; Third Party Claims ...........................58
Section 8.02   Merger or Consolidation of the Company ........................58
Section 8.03   Limitation on Liability of the Company and Others .............59
Section 8.04   Company Not to Assign or Resign ...............................59
Section 8.05   No Transfer of Servicing ......................................59

Section 9.01   Events of Default .............................................
Section 9.02   Waiver of Defaults ............................................

                                    ARTICLE X

Section 10.01  Termination ...................................................
Section 10.02  Termination without cause .....................................
Section 10.03  Survival ......................................................

                                   ARTICLE XI

Section 11.01  Successor to the Company ......................................63
Section 11.02  Amendment .....................................................64
Section 11.03  Recordation of Agreement ......................................65
Section 11.04  Governing Law .................................................65
Section 11.05  Notices .......................................................65
Section 11.06  Severability of Provisions ....................................66
Section 11.07  Exhibits ......................................................66
Section 11.08  General Interpretive Principles ...............................66
Section 11.09  Reproduction of Documents .....................................67
Section 11.10  Confidentiality of Information ................................67
Section 11.11  Recordation of Assignment of Mortgage .........................67
Section 11.12  Assignment by Purchaser .......................................68
Section 11.13  No Partnership ................................................68
Section 11.14  Execution: Successors and Assigns .............................68
Section 11.15  Entire Agreement ..............................................68
Section 11.16  No Solicitation ...............................................68
Section 11.17  Closing .......................................................69
Section 11.18  Cooperation of Company with Reconstitutioin....................
Section 11.19  Monthly Reporting with Respect to a Reconstitution.............



EXHIBITS
    A             Contents of Mortgage File
    B             Custodial Account Letter Agreement
    C             Escrow Account Letter Agreement
    D             Form of Assignment, Assumption and Recognition Agreement
    E             Form of Trial Balance
    F             [reserved]
    G             Request for Release of Documents and Receipt
    H             Company's Underwriting Guidelines
    I             Form of Term Sheet
    J             Reconstituted Mortgage Loan Reporting

                                   ARTICLE IX

      This is a Purchase, Warranties and Servicing Agreement, dated as of March 1, 2006 and is executed by and among EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), American Home Mortgage Corp., with offices located at 538 Broadhollow Road, Melville, New York 11747 (the "Company"), and American Home Mortgage Servicing, Inc., with offices located at 4600 Regent Boulevard, Suite 200, Irving, Texas 75063 (the "Servicer").

                              W I T N E S S E T H :

      WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

      WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

      WHEREAS, the Purchaser, the Company and the Servicer wish to prescribe the representations and warranties of the Company and the Servicer with respect to themselves, respectively, and the Mortgage Loans and the management and servicing of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

                                  DEFINITIONS

      Section 1.01 Defined Terms.

      Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

      Accepted Servicing Practices: With respect to any Mortgage Loan, those mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

      Adjustment Date: As to each adjustable rate Mortgage Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      Agreement: This Purchase, Warranties and Servicing Agreement including all exhibits hereto, amendments hereof and supplements hereto.

      Appraised Value: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

      Assignment: An individual assignment of the Mortgage, notice of transfer or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

      BIF: The Bank Insurance Fund, or any successor thereto.

      Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the State of New York, or (iii) a day on which banks in the State of New York are authorized or obligated by law or executive order to be closed.

      Closing Date: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      Code: The Internal Revenue Code of 1986, or any successor statute thereto.

      Commission or SEC: The Securities and Exchange Commission.

      Company: American Home Mortgage Corp., its successors in interest and assigns, as permitted by this Agreement.

      Company's Officer's Certificate: A certificate signed by the President, the Executive Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

      Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      Confirmation: The trade confirmation letter between the Purchaser and the Company which relates to the Mortgage Loans.

      Consumer Information: Information including, but not limited to, all personal information about Mortgagors that is supplied to the Purchaser by or on behalf of the Company.

      Co-op Lease: With respect to a Co-op Loan, the lease with respect to a dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

      Co-op Loan: A Mortgage Loan secured by the pledge of stock allocated to a dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

      Current Appraised Value: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

      Current LTV: The ratio of the Stated Principal Balance of a Mortgage Loan to the Current Appraised Value of the Mortgaged Property.

      Custodial Account: Each separate demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "[______________________________], in trust for the [Purchaser], Owner of
Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      Custodian: With respect to any Mortgage Loan, the entity stated on the related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

      Cut-off Date: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      Delinquency Recognition Policies: The generally accepted industry standard that defines the proper means of reporting delinquency status (such as MBA versus OTS reporting methodology) and the processing standard for addressing residential mortgage loans of the same type as the Mortgage Loans at various stages throughout default (such as Fannie Mae Guide or FHLMC Guide standards).

      Depositor: The depositor, as such term is defined in Regulation AB, with respect to any Securitization Transaction.

      Determination Date: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

      Due Date: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

      Due Period: With respect to any Remittance Date, the period commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

      Eligible Account: An account established and maintained: (i) within FDIC insured accounts created, maintained and monitored by the Servicer so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company or the Servicer (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either
(a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company or the Servicer (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Servicer shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

      Eligible Institution: An institution having (i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

      Equity Take-Out Refinanced Mortgage Loan: A Refinanced Mortgage Loan the proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

      Escrow Account: Each separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled "_______________, in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      Escrow Payments: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

      Event of Default: Any one of the conditions or circumstances enumerated in
Section 9.01.

      Exchange Act: The Securities Exchange Act of 1934, as amended.

      Fannie Mae: The Federal National Mortgage Association, or any successor thereto.

      Fannie Mae Guide(s): The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

      FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

      FHLMC: The Federal Home Loan Mortgage Corporation, or any successor thereto.

      FHLMC Guide: The FHLMC Single Family Seller/Servicer Guide and all amendments or additions thereto.

      Fidelity Bond: A fidelity bond to be maintained by the Company pursuant to
Section  4.12.

      FIRREA: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

      First Remittance Date: With respect to any Mortgage Loan, the Remittance Date occurring in the month following the month in which the related Closing Date occurs.

      GAAP: Generally accepted accounting principles, consistently applied.

      HUD: The United States Department of Housing and Urban Development or any successor thereto.

      Index: With respect to any adjustable rate Mortgage Loan, the index identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

      Initial Rate Cap: As to each adjustable rate Mortgage Loan, where applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

      Insurance Proceeds: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      Lifetime Rate Cap: As to each adjustable rate Mortgage Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan.

      Liquidation Proceeds: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

      Loan-to-Value Ratio or LTV: With respect to any Mortgage Loan, the ratio of the original outstanding principal amount of the Mortgage Loan, to (i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

      Margin: With respect to each adjustable rate Mortgage Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

      Master Servicer: With respect to any Securitization Transaction, the "master servicer," if any, identified in the related transaction documents.

      Monthly Advance: The aggregate of the advances made by the Servicer on any Remittance Date pursuant to Section 5.03.

      Monthly Payment: The scheduled monthly payment of principal and interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

      Mortgage: The mortgage, deed of trust or other instrument securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

      Mortgage File: The mortgage documents pertaining to a particular Mortgage Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

      Mortgage Impairment Insurance Policy: A mortgage impairment or blanket hazard insurance policy as described in Section 4.11.

      Mortgage Interest Rate: The annual rate at which interest accrues on any Mortgage Loan, which may be adjusted from time to time for an adjustable rate Mortgage Loan, in accordance with the provisions of the related Mortgage Note.

      Mortgage Loan: An individual mortgage loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

      Mortgage Loan Documents: The documents listed in______________Exhibit A.

      Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

      Mortgage Loan Schedule: The schedule of Mortgage Loans annexed to the related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

      (1) the Company's Mortgage Loan identifying number;

      (2) the Mortgagor's first and last name;

      (3) the street address of the Mortgaged Property including the city, state and zip code;

      (4) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investor property;

      (5) the type of residential property constituting the Mortgaged Property;

      (6) the original months to maturity of the Mortgage Loan;

      (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

      (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

      (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

      (10) the Origination Date of the Mortgage Loan;

      (11) the stated maturity date;

      (12) the amount of the Monthly Payment at origination;

      (13) the amount of the Monthly Payment as of the related Cut-off Date;

      (14) the original principal amount of the Mortgage Loan;

      (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

      (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

      (17) a code indicating the documentation style (i.e. full, alternative, etc.);

      (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date;

      (19) the date on which the first payment is or was due;

      (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

      (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

      (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

      (23) product type (i.e. fixed, adjustable, 3/1, 5/1, etc.);

      (24) credit score and/or mortgage score, if applicable;

      (25) [reserved];

      (26) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof;

      (27) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable;

      (28) whether such Mortgage Loan is a "Home Loan", "Covered Home Loan", "Manufactured Housing" or "Home Improvement Loan" as defined in the New Jersey Home Ownership Security Act of 2002; and

      (29) whether the Mortgage Loan has a mandatory arbitration clause.

         With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

      (1) the number of Mortgage Loans;

      (2) the current aggregate outstanding principal balance of the Mortgage Loans;

      (3) the weighted average Mortgage Interest Rate of the Mortgage Loans;

      (4) the weighted average maturity of theMortgage Loans; and

      (5) the weighted average months to next Adjustment Date.

      Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      Mortgaged Property: The underlying real property securing repayment of a Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

      Mortgagor: The obligor on a Mortgage Note.

      Nonrecoverable Advance: Any portion of a Monthly Advance or Servicing Advance previously made or proposed to be made by the Servicer pursuant to this Agreement, that, in the good faith judgment of the Servicer, will not or, in the case of a proposed advance, would not, be ultimately recoverable by it from the related Mortgagor or the related Liquidation Proceeds, Insurance Proceeds, Condemnation Proceeds or otherwise with respect to the related Mortgage Loan.

      OCC: Office of the Comptroller of the Currency, or any successor thereto.

      Officers' Certificate: A certificate signed by the President, an Executive Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Person on behalf of whom such certificate is being delivered to the Purchaser as required by this Agreement.

      Opinion of Counsel: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

      Origination Date: The date on which a Mortgage Loan funded, which date shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

      OTS: Office of Thrift Supervision, or any successor thereto.

      Periodic Rate Cap: As to each adjustable rate Mortgage Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

      Permitted Investments: Any one or more of the following obligations or securities:

            (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

            (iii) repurchase obligations with a term not to exceed thirty (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted
            Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided, however, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

      Person: Any individual, corporation, partnership, joint venture, association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      Prepayment Charge: Any prepayment premium, penalty or charge payable by a Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

      Prepayment Interest Shortfall: With respect to any Remittance Date, for each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance
Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

      Prepayment Period: With respect to any Remittance Date, the calendar month preceding the month in which such Remittance Date occurs.

      Primary Mortgage Insurance Policy: Each primary policy of mortgage insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

      Prime Rate: The prime rate announced to be in effect from time to time as published as the average rate in the Wall Street Journal (Northeast Edition).

      Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      Purchase Price: As defined in Section 2.02.

      Purchaser: EMC Mortgage Corporation, its successors in interest and assigns.

      Qualified Appraiser: An appraiser, duly appointed by the Company, who had no interest, direct or indirect in the related Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

      Qualified Correspondent: Any Person from which the Company purchased Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines; (ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination; (iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and (iv) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company.

      Qualified Insurer: An insurance company duly qualified as such under the laws of the states in which the related Mortgaged Property is located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

      Rating Agency: Standard & Poor's, Fitch, Inc. or, in the event that some or all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

      Refinanced Mortgage Loan: A Mortgage Loan which was made to a Mortgagor who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

      Regulation AB: Subpart 229.1100 - Asset Backed Securities (Regulation AB), 17 C.F.R. ss.ss.229.1 100-229.1123, as amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-85 18, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

      REMIC: A "real estate mortgage investment conduit," as such term is defined in Section 860D of the Code.

      REMIC Provisions: The provisions of the federal income tax law relating to REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

      Remittance Date: The 18th day of any month, beginning with the First Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

      REO Disposition: The final sale by the Servicer of any REO Property.

      REO Disposition Proceeds: Amounts received by the Servicer in connection with a related REO Disposition.

      REO Property: A Mortgaged Property acquired by the Servicer on behalf of the Purchaser as described in Section 4.13.

      Repurchase Price: With respect to any Mortgage Loan, a price equal to (i) the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses reasonably incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

      SAIF: The Savings Association Insurance Fund, or any successor thereto.

      Sales Price: With respect to any Mortgage Loan the proceeds of which were used by the Mortgagor to acquire the related Mortgaged Property, the amount paid by the related Mortgagor for such Mortgaged Property.

      Securities Act: The Securities Act of 1933, as amended.

      Securitization Transaction: Any transaction involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      Servicer: American Home Mortgage Servicing, Inc., its successors in interest and assigns, as permitted by this Agreement.

      Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Servicer of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Servicer specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company or the Servicer hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Servicer with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

      Servicing Criteria: As of any date of determination, the "servicing criteria" set forth in Item 1122(d) of Regulation AB, or any amendments thereto, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit M for convenience of reference only. In the event of a conflict or inconsistency between the terms of Exhibit M and the text of Item 1122(d) of Regulation AB, the text of Item 1122(d) of Regulation AB shall control (or those Servicing Criteria otherwise mutually agreed to by the Purchaser, the Servicer and any Person that will be responsible for signing any Sarbanes Certification with respect to a Securitization Transaction in response to evolving interpretations of Regulation AB and incorporated into a revised Exhibit M).

      Servicing Fee: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Servicer, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Servicer, or as otherwise provided under
Section 4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Servicer for administrative services related to any REO Property as described in Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

      Servicing Fee Rate: As set forth in the Term Sheet.

      Servicing File: With respect to each Mortgage Loan, the file retained by the Servicer consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

      Servicing Officer: Any officer of the Servicer involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Servicer to the Purchaser upon request, as such list may from time to time be amended.

      Stated Principal Balance: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

      Static Pool Information: Static pool information as described in Item 1 105(a)(1)-(3) and 1105(c) of Regulation AB.

      Subcontractor: Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Servicer or a Subservicer.

      Subservicer: Any Person that services Mortgage Loans on behalf of the Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB. Any subservicer shall meet the qualifications set forth in Section 4.01.

      Subservicing   Agreement:   An  agreement   between  the  Servicer  and  a
Subservicer, if any, for the servicing of the Mortgage Loans.

      Term  Sheet:  A  supplemental  agreement  in the form  attached  hereto as
Exhibit I which shall be executed and delivered by the Company, the Servicer and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.

      Third-Party Originator: Each Person, other than a Qualified Correspondent, that originated Mortgage Loans acquired by the Company.

                                  ARTICLE II

           PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
                RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                    BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                     DEL IVERY OF MORTGAGE LOAN DOCUMENTS

      Section 2.01 Agreement to Purchase.

      The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Servicer. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

      Section 2.02 Purchase Price.

      The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

      In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

      The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

      Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or the Servicer or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Servicer shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Servicer to the Purchaser.

      Section 2.03 Servicing of Mortgage Loans.

      Simultaneously with the execution and delivery of each Term Sheet, the Servicer does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

      Section 2.04 Record Title and Possession of Mortgage Files; Maintenance of Servicing Files.

      As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, on a servicing retained basis, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Servicer shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Servicer is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Servicer is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company and the Servicer shall be received and held by the Company and the Servicer, as applicable, in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Servicer shall be appropriately identified in the Servicer's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Servicer shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Servicer's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

      Section 2.05 Books and Records.

      The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by
Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

      The Servicer shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      In addition to the foregoing, Company and the Servicer shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company or the Servicer, as applicable, and without cost to Company or the Servicer, as applicable, or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

      Section 2.06. Transfer of Mortgage Loans.

      The Servicer shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Servicer shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company and the Servicer shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company or the Servicer, as applicable, in accordance with this
Section 2.06 and the books and records of the Servicer show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company and the Servicer, as applicable, unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company and the Servicer, as applicable. The Purchaser also shall advise the Company and the Servicer, as applicable, of the transfer. Upon receipt of notice of the transfer, the Company and the Servicer shall mark their respective books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

      Section 2.07 Delivery of Mortgage Loan Documents.

      The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3), (4), (5),
(6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with
Section 3.03 hereof.

      The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

      Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

      Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

      If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

      The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

      From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

      Section 2.08 Quality Control Procedures.

      Each of the Company and the Servicer must have an internal quality control program that, among other things, verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. These programs must be capable of evaluating and monitoring the overall quality of the Company's and the Servicer's respective loan production and servicing activities. These programs is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

      Section 2.09 Near-term Principal Prepayments; Near Term Payment Defaults

      In the event any Principal Prepayment is made by a Mortgagor on or prior to three months after the related Closing Date, the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company or the Servicer.

      In the event either of the first three (3) scheduled Monthly Payments which are due the Purchaser under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this
Section 3.03.

      Section 2.10 Modification of Obligations.

      Purchaser may, without any notice to Company or the Servicer, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company and the Servicer under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects the Company's or the Servicer's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.

                                  ARTICLE III

                       REPRESENTATIONS AND WARRANTIES OF
                         THE COMPANY AND THE SERVICER;
                     REPURCHASE; REVIEW OF MORTGAGE LOANS

      Section 3.01 Representations and Warranties of the Company and the Servicer.

      Each of the  Company  and the  Servicer,  to the  extent set forth in this
Section 3.01, hereby represent, warrant and covenant to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

      (a) Each of the Company and the Servicer are a corporation, duly organized, validly existing and in good standing under the laws of their respective jurisdictions of incorporation or formation and have all licenses necessary to carry out their respective business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon the Company or the Servicer by any such state, and in any event each of the Company and the Servicer are in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

      (b) Each of the Company and the Servicer have the full corporate power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company and the Servicer, as applicable, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company and the Servicer to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company and the Servicer, as applicable, in accordance with their terms;

      (c) Neither the execution and delivery of this Agreement and the related Term Sheet by the Company and the Servicer, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet, will conflict with any of the terms, conditions or provisions of the Company's and the Servicer's, as applicable, charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company or the Servicer, as applicable, is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or the Servicer, or their respective properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

      (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's or the Servicer's, as applicable, knowledge, threatened, or any order or decree outstanding, with respect to the Company or the Servicer, as applicable, which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company and the Servicer, as applicable.

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company or the Servicer, as applicable, of or compliance by the Company or the Servicer with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

      (g) The origination and servicing practices used by the Company or the Servicer, as applicable, and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced by the Servicer in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Servicer, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Servicer, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

      (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

      (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

      (j) The Company is an approved seller of residential mortgage loans for Fannie Mae, FHLMC and HUD. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC. The Servicer is an approved servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Servicer is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Servicer unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

      (k) Neither the Company nor the Servicer believe, nor do they have any cause or reason to believe, that they cannot perform each and every one of their respective covenants contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

      (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is inaccurate or misleading in any material respect;

      (m) The Servicer acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Servicer, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

      (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the servicing policies and procedures of the Servicer, business, operations, financial condition, properties or assets of the Company or the Servicer since the date of the financial statements referenced hereunder that would have a material adverse effect on its ability to perform its obligations under this Agreement;

      (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

      (p) As of the date of each Securitization Transaction, and except as has been otherwise disclosed to the Purchaser, any Master Servicer and any
Depositor: (1) no default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Company or the Servicer; (2) no material noncompliance with applicable servicing criteria as to any other securitization has occurred, been disclosed or reported by the Company or the Servicer; (3) neither the Company nor the Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (4) no material changes to the Company's or the Servicer's servicing policies and procedures for similar loans has occurred in the preceding three years; (5) there are no aspects of the Company's or the Servicer's financial condition that could have a material adverse impact on the performance by the Company or the Servicer, as applicable, of its obligations hereunder; (6) there are no legal proceedings pending, or known to be contemplated by governmental authorities, against the Company or the Servicer that could be material to investors in the securities issued in such Securitization Transaction; and (7) there are no affiliations, relationships or transactions relating to the Company or the Servicer of a type that are described under Item 1119 of Regulation AB;

      (q) If so requested by the Purchaser or any Depositor on any date, the Company and the Servicer shall, within five (5) Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in Section 3.01(p) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party;

      (r) Notwithstanding anything to the contrary in the Agreement, the Company and the Servicer shall (or shall cause each Subservicer and Third-Party Originator to) (i) immediately notify the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings pending against the Company, the Servicer, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, the Servicer, any Subservicer or any Third-Party Originator and any of the parties specified in clause (7) of paragraph (p) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company or the Servicer, and (E) the Servicer's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Servicer's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

      All  notification  pursuant  to this  Section  3.0 1(r)  should be sent by
e-mail   transmission  to   regABnotifications@bear.com,   and  additionally  as
specified below.

      All notification pursuant to this Section 3.01(r), other than those pursuant to Section 3.01 (r)(i)(A), should be sent to:

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3 884
      Attention: Conduit Seller Approval Dept.
      Facsimile: (214) 626-3751
      Email: sellerapproval@bear.com

      With a copy to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention: Global Credit Administration
      Facsimile: (212) 272-6564

      Notifications pursuant to Section 3.01(r)(i)(A) should be sent to:

      EMC Mortgage Corporation
      Two Mac Arthur Ridge
      909 Hidden Ridge Drive, Suite 200
      Irving, TX 75038
      Attention: Associate General
      Counsel for Loan Administration
      Facsimile: (972) 831-2555

      With copies to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention: Global Credit Administration
      Facsimile: (212) 272-6564

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3 884
      Attention: Conduit Seller Approval Dept.
      Facsimile: (214) 626-3751
      Email: sellerapproval@bear.com

      (s) As a condition to the succession to the Servicer or any Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Servicer or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Servicer or any Subservicer, the Servicer shall provide to the Purchaser, any Master Servicer and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser, any Master Servicer and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser, any Master Servicer and such Depositor, all information reasonably requested by the Purchaser, any Master Servicer or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

      Section 3.02  Representations  and  Warranties as to  Individual  Mortgage
Loans.

      References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). Each of the Company and the Servicer (but with respect to the Servicer, only to the extent expressly set forth in this Section 3.02), hereby represent and warrant to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

      (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

      (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

      (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date (or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Servicer's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

      (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

      (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

      (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

      (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by a Qualified Insurer, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in
Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by a Qualified Insurer. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. None of the Company, the Servicer (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

      (h) Each Mortgage Loan complies with, and the Company has complied with, applicable local, state and federal laws, regulations and other requirements including, without limitation, usury, equal credit opportunity, real estate settlement procedures, the Federal Truth-In-Lending Act, disclosure laws and all predatory and abusive lending laws and consummation of the transactions contemplated hereby, including without limitation, the receipt of interest by the owner of such Mortgage Loan, will not involve the violation of any such laws, rules or regulations. None of the Mortgage Loans are (a) Mortgage Loans subject to 12 CFR Part 226.31, 12 CFR Part 226.32 or 226.34 of Regulation Z, the regulation implementing TILA, which implements the Home Ownership and Equity Protection Act of 1994, as amended, or (b) except as may be provided in subparagraph (c) below, classified and/or defined, as a "high cost", "threshold", "predatory" "high risk home loan" or "covered" loan (or a similarly classified loan using different terminology under a law imposing additional legal liability for mortgage loans having high interest rates, points and or/fees) under any other state, federal or local law including, but not limited to, the States of Georgia, New York, North Carolina, Arkansas, Kentucky or New Mexico, (c) Mortgage Loans subject to the New Jersey Home Ownership Security Act of 2002 (the "Act"), unless such Mortgage Loan is a (1) "Home Loan" as defined in the Act that is a first lien Mortgage Loan, which is not a "High Cost Home Loan" as defined in the Act or (2) "Covered Home Loan" as defined in the Act that is a first lien purchase money Mortgage Loan, which is not a High Cost Home Loan under the Act, or (d) secured by Mortgaged Property in the Commonwealth of Massachusetts with a loan application date on or after November 7, 2004 that refinances a mortgage loan that is less than sixty (60) months old, unless such Mortgage Loan (1) is on an investment property, (ii) meets the requirements set forth in the Code of Massachusetts Regulation ("CMR"), 209 CMR 53.04(1 )(b), or
(iii) meets the requirements set forth in the 209 CMR 53.04(1)(c). In addition to and notwithstanding anything to the contrary herein, no Mortgage Loan for which the Mortgaged Property is located in New Jersey is a Home Loan as defined in the Act that was made, arranged, or assigned by a person selling either a manufactured home or home improvements to the Mortgaged Property or was made by an originator to whom the Mortgagor was referred by any such seller. Each Mortgage Loan is being (and has been) serviced in accordance with Accepted Servicing Practices and applicable state and federal laws, including, without limitation, the Federal Truth-In-Lending Act and other consumer protection laws, real estate settlement procedures, usury, equal credit opportunity and disclosure laws. Company shall maintain in its possession, available for the Purchaser's inspection, as appropriate, and shall deliver to the Purchaser or its designee upon demand, evidence of compliance with all such requirements;

      (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part, nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

      (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

      (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company, the Servicer or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

      (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of the Servicer's servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

      (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

      (n) Other than a Monthly Payment due but not delinquent (as provided in Section 3.02(c) herein) and in such case, only if specified on the related Mortgage Loan Schedule, there is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

      (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

      (p) All improvements subject to the Mortgage which were considered in determining the Appraised Value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

      (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

      (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

      (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

      (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

      (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

      (v) All parties which have had any legal interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

      (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

      (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

      (y) The Mortgage Loan does not contain balloon or "graduated payment" features. No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

      (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors who invest in mortgage loans of the type similar to the Mortgage Loans to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

      (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With respect to each adjustable rate Mortgage Loan, each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

      (bb) (INTENTIONALLY LEFT BLANK)

      (cc) (INTENTIONALLY LEFT BLANK)

      (dd) (INTENTIONALLY LEFT BLANK)

      (ee) (INTENTIONALLY LEFT BLANK)

      (ff) (INTENTIONALLY LEFT BLANK)

      (gg) (INTENTIONALLY LEFT BLANK)

      (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 7 5.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan
Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;

      (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

      (jj) None of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property was used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

      (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

      (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

      (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

      (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

      (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

      (pp) The Mortgagor for each Mortgage Loan is a natural person;

      (qq) None of the Mortgage Loans are Co-op Loans;

      (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and
(B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

      (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

      (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

      (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

      (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage;

      (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee;

      (xx) There is no Mortgage Loan that was originated on or after October 1, 2002 and before March 7, 2003, which is secured by property located in the State of Georgia;

      (yy) [reserved];

      (zz) No borrower was encouraged or required to select a Mortgage Loan product offered by the Mortgage Loan's originator which is a higher cost product designed for less creditworthy borrowers, unless at the time of the Mortgage Loan's origination, such borrower did not qualify taking into account credit history and debt-to-income ratios for a lower-cost credit product then offered by the Mortgage Loan's originator or any affiliate of the Mortgage Loan's originator. If, at the time of loan application, the borrower may have qualified for a lower-cost credit product then offered by any mortgage lending affiliate of the Mortgage Loan's originator, the Mortgage Loan's originator referred the borrower's application to such affiliate for underwriting consideration;

      (aaa) The  methodology  used in  underwriting  the extension of credit for each Mortgage Loan employs objective mathematical principles which relate the borrower's income, assets and liabilities to the proposed payment and such underwriting methodology does not rely on the extent of the borrower's equity in the collateral as the principal determining factor in approving such credit extension. Such underwriting methodology confirmed that at the time of origination (application/approval) the borrower had a reasonable ability to make timely payments on the Mortgage Loan;

      (bbb) With respect to any Mortgage Loan that contains a provision permitting imposition of a premium upon a prepayment prior to maturity: (i) prior to the loan's origination, the borrower agreed to such premium in exchange for a monetary benefit, including but not limited to a rate or fee reduction,
(ii) prior to the loan's origination, the borrower was offered the option of obtaining a mortgage loan that did not require payment of such a premium, (iii) the prepayment premium is disclosed to the borrower in the loan documents pursuant to applicable state and federal law, and (iv) notwithstanding any state or federal law to the contrary, the Servicer shall not impose such prepayment premium in any instance when the mortgage debt is accelerated as the result of the borrower's default in making the loan payments;

      (ccc) No borrower was required to purchase any credit life, disability, accident or health insurance product as a condition of obtaining the extension of credit. No borrower obtained a prepaid single-premium credit life, disability, accident or health insurance policy in connection with the origination of the Mortgage Loan; No proceeds from any Mortgage Loan were used to purchase or finance single premium credit insurance policies as part of the origination of, or as a condition to closing, such Mortgage Loan;

      (ddd) The Servicer will transmit full-file credit reporting data for each Mortgage Loan pursuant to the Fannie Mae Selling Guide and that for each Mortgage Loan, the Servicer agrees it shall report one of the following statuses each month as follows: new origination, current, delinquent (30-, 60-, 90-days, etc.), foreclosed, or charged-off,

      (eee) [reserved];

      (fff) With respect to any Mortgage Loan originated on or after August 1, 2004 and underlying the security, neither the related Mortgage nor the related Mortgage Note requires the borrower to submit to arbitration to resolve any dispute arising out of or relating in any way to the mortgage loan transaction;

      (ggg) No Mortgage Loan is secured by Mortgaged Property in the Commonwealth of Massachusetts with a loan application date on or after November 7, 2004 that refinances a mortgage loan that is less than sixty (60) months old, unless such Mortgage Loan (1) is on an investment property, (ii) meets the requirements set forth in the Code of Massachusetts Regulation ("CMR"), 209 CMR 53.04(1)(b), or (iii) meets the requirements set forth in the 209 CMR 53.04(1)(c);

      (hhh) For any Mortgage Loan with Mortgaged Property located in Texas which is a second lien and the interest rate is in excess of 10% where terms of the Mortgage Note contain a provision for which the Mortgagor may be entitled to prepaid interest upon payoff, no Mortgagor paid any administrative fees, points, or loan origination fees which would actually result in any prepaid interest being due the Mortgagor under the terms of the Mortgage Note;

      (iii) The Company and the Servicer have complied with all applicable anti-money laundering laws and regulations, including without limitation the USA Patriot Act of 2001 (collectively, the Anti-Money Laundering Laws"). The Company and the Servicer have each established an anti-money laundering compliance program as required by the Anti-Money Laundering Laws and has conducted the requisite due diligence in connection with the origination of each Mortgage Loan for the purposes of the Anti-Money Laundering Laws. The Company and the Servicer further represent that each takes reasonable efforts to determine whether any Mortgagor appears on any list of blocked or prohibited parties designated by the U.S. Department of Treasury; and

      (jjj) With respect to each Mortgage Loan, information regarding the borrower credit files related to such Mortgage Loan has been furnished to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations.

      Section 3.03 Repurchase.

      It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by any of the Company, the Servicer or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company or the Servicer, as applicable, shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company and the Servicer, as applicable, hereby covenant and agree that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price. Notwithstanding anything to the contrary contained herein, it is understood by the parties hereto that a breach of the representations made in
Section 3.02 (h), (xx), (yy), (zz), (aaa), (bbb), (ccc), (fff), (ggg) or (iii) will be deemed to materially and adversely affect the value of the related Mortgage Loan or the interest of Purchaser therein.

      It is understood and agreed that the obligation of the Company and the Servicer, as applicable, set forth in this Section 3.03 to cure or repurchase for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.

      Any cause of action against the Company or the Servicer, as applicable, relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or the Servicer or notice thereof by the Purchaser to the Company or the Servicer, (ii) failure by the Company or the Servicer, as applicable, to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company or the Servicer, as applicable, by the Purchaser for compliance with this Agreement.

      Section 3.04 Representations and Warranties of the Purchaser.

      The Purchaser represents, warrants and convenants to the Company and the Servicer that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise exempt or not required under applicable law to effect such qualification or license;

      (b) The Purchaser has full corporate power and authority and legal right to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet, and this Agreement and the related Term Sheet and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Purchaser, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Purchaser to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Purchaser, in accordance with their terms;

      (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

      (d) There is no litigation, legal proceeding or governmental investigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans hereunder, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

      (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

      (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every one of its covenants contained in this Agreement and the related Term Sheet.

      The Purchaser shall indemnify the Company and the Servicer, as applicable, and hold them harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this Section 3.04 to indemnify the Company and the Servicer as provided herein constitute the sole remedies of the Company and the Servicer respecting a breach of the foregoing representations and warranties.

                                  ARTICLE IV

                  ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 4.01 Servicer to Act as Servicer.

      The Servicer, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Servicer may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. In addition, the Servicer shall furnish information regarding the borrower credit files related to such Mortgage Loan to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations.
Except as set forth in this Agreement and the related Term Sheet, the Servicer shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Servicer.

      Consistent with the terms of this Agreement and the related Term Sheet, the Servicer may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Servicer's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Servicer has obtained the prior written consent of the Purchaser, the Servicer shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Servicer shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Servicer shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Servicer shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Servicer may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required.

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Securitization Transaction, the servicing provisions set forth in the related Reconstitution Agreement shall govern the servicing of such Mortgage Loans to the extent such terms contradict the servicing provisions set forth in this Agreement, including but not limited to the servicing provisions of Articles IV, V and VI hereof.

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Securitization Transaction, the Servicer (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and
(b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Servicer, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder) and (ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REMIC Provisions.

      Prior to taking any action with respect to the Mortgage Loans subject to a Securitization Transaction, which is not contemplated under the terms of this Agreement, the Servicer will obtain an Opinion of Counsel reasonably acceptable to the trustee in such Securitization Transaction with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code)(either such event, an "Adverse REMIC Event"), and the Servicer shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

      The Servicer shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Servicer shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

      In servicing and administering the Mortgage Loans, the Servicer shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Servicer. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Servicer as servicer.

      The Mortgage Loans may be subserviced by a Subservicer on behalf of the Servicer provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Servicer may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Servicer of the Subservicer shall not release the Servicer from any of its obligations hereunder and the Servicer shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Servicer. The Servicer shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Servicer shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

      At the cost and expense of the Servicer, without any right of reimbursement from the Custodial Account, the Servicer shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Servicer, at the Servicer's option, from electing to service the related Mortgage Loans itself. In the event that the Servicer's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Servicer shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Servicer. The Servicer shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Servicer's own funds without reimbursement from the Purchaser.

      Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Servicer and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Servicer shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Servicer shall be entitled to enter into an agreement with the Subservicer for indemnification of the Servicer by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Servicer will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

      Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Servicer alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

      Section 4.02 Collection of Mortgage Loan Payments.

      Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Servicer will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Servicer will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

      The Servicer shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Servicer, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Servicer is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

      Section 4.03 Realization Upon Defaulted Mortgage

      The Servicer shall use its best efforts, consistent with the procedures that the Servicer would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. In determining the delinquency status of any Mortgage Loan, the Servicer will use Delinquency Recognition Policies, and shall revise these policies as reasonably requested by the Purchaser from time to time. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Servicer shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Servicer shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Servicer through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section 4.05. The Servicer shall obtain prior approval of Purchaser as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Servicer shall notify the Purchaser in writing of the commencement of foreclosure proceedings and not less than five (5) days prior to the acceptance or rejection of any offer of reinstatement. The Servicer shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Servicer has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Servicer shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Servicer shall proceed with respect to the Mortgaged Property.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Servicer as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Servicer shall on the date said termination takes effect be reimbursed for any unreimbursed Monthly Advances of the Servicer's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in
Section 4.05. In the event of any such  termination,  the  provisions of Section
11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

      In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Servicer, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Servicer provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. The Servicer shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of
Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Servicer shall either itself or through an agent selected by Servicer, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Servicer shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

      Section 4.04 Establishment of Custodial Accounts; Deposits in Custodial Accounts.

      The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds shall be deposited in the Custodial Account within two (2) Business Days hours of receipt, and shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Servicer in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

      The Servicer shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off Date:

      (i) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans;

      (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

      (iii) all Liquidation Proceeds;

      (iv) any amounts required to be deposited by the Servicer in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Servicer shall provide the Purchaser with written detail itemizing all of such amounts;

      (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

      (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

      (vii) any Monthly Advances;

      (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Servicer's aggregate Servicing Fee received with respect to the related Prepayment Period;

      (ix) any amounts  required to be  deposited  by the  Servicer  pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Servicer's own funds, without reimbursement therefor; and

      (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

      The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Servicer in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Servicer and the Servicer shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.

      Section 4.05 Permitted Withdrawals From the Custodial Account.

      The Servicer may, from time to time, withdraw from the Custodial Account for the following purposes:

      (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

      (ii) to reimburse itself for Monthly Advances, the Servicer's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Servicer's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Servicer's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees, the Servicer's right to reimburse itself pursuant to this subclause (iii) with respect to any defaulted Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement and only to the extent that the aggregate of Liquidation Proceeds and Insurance Proceeds with respect to such Mortgage Loan, after any reimbursement to the Servicer, exceeds the outstanding Stated Principal Balance of such Mortgage Loan plus accrued and unpaid interest thereon at the related Mortgage Rate less the Servicing Fee Rate to but not including the date of payment (in any event, the aggregate amount of servicing compensation received by a Subservicer and the Servicer with respect to any defaulted Monthly Payment shall not exceed the applicable Servicing Fee);

      (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

      (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

      (vi) to transfer  funds to another  Eligible  Account in  accordance  with
Section 4.09 hereof;

      (vii) to remove funds inadvertently placed in the Custodial Account by the Servicer;

      (vi) to clear and terminate the Custodial Account upon the termination of this Agreement; and

      (vii) to reimburse itself for Nonrecoverable Advances to the extent not reimbursed pursuant to clause (ii) or clause (iii).

      Section  4.06  Establishment  of  Escrow  Accounts;   Deposits  in  Escrow
Accounts.

      The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Servicer in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

      The Servicer shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

      (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

      (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

      (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

      The Servicer shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Servicer shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Servicer shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

      Section 4.07 Permitted Withdrawals From Escrow Account.

      Withdrawals from the Escrow Account may be made by Servicer only:

      (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

      (ii) to reimburse Servicer for any Servicing Advance made by Servicer with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

      (iii) to refund to the Mortgagor any funds as may be determined to be overages;

      (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

      (v) for application to restoration or repair of the Mortgaged Property;

      (vi) to pay to the Servicer, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

      (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Servicer shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

      (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

      Section 4.08 Payment of Taxes, Insurance and Other Charges; Maintenance of Primary Mortgage Insurance Policies; Collections Thereunder.

      With respect to each Mortgage Loan, the Servicer shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Servicer in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Servicer shall determine that any such payments are made by the Mortgagor at the time they first become due. The Servicer assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments. Notwithstanding anything else contained herein, it is agreed that Servicer will not be required to pay any such bills for ground rents, taxes, assessments, water rates and other charges if the Mortgage does not provide for Escrow Payments until such time at which such unpaid amounts would be considered delinquent or result in a superior lien being imposed on the Mortgaged Property or otherwise impair Purchaser's interest in the Mortgaged Property.

      The Servicer will maintain in full force and effect Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Servicer will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Servicer shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Servicer would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Servicer shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Servicer shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

      The Servicer agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Servicer under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      Section 4.09 Transfer of Accounts.

      The Servicer may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

      Section 4.10 Maintenance of Hazard Insurance.

      The Servicer shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Servicer determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Servicer shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Servicer shall immediately force place the required flood insurance on the Mortgagor's behalf. The Servicer shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Servicer under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section
4.05. It is understood and agreed that no other additional insurance need be required by the Servicer of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Servicer and its successors and/or assigns and shall provide for at least thirty (30) days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Servicer. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Servicer shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

      Section 4.11 Maintenance of Mortgage Impairment Insurance Policy.

      In the event that the Servicer shall obtain and maintain a blanket policy issued by a Qualified Insurer insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Servicer shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Servicer agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Servicer shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

      Section 4.12 Fidelity Bond, Errors and Omissions Insurance.

      The Servicer shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Servicer against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Servicer against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Servicer against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Servicer shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty
(30) days' prior written notice to the Purchaser. The Servicer shall notify the Purchaser within five (5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Servicer shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

      Section 4.13 Title, Management and Disposition of REO Property.

      In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Servicer from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

      The Servicer shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Servicer receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Servicer shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13.

      The Servicer shall, either itself or through an agent selected by the Servicer, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Servicer shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Servicer shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Servicer to the Purchaser.

      The Servicer shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one (1) year after title has been taken to such REO Property, unless the Servicer determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Servicer shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Servicer at such price, and upon such terms and conditions, as the Servicer deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Servicer shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Servicer as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Servicer shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Servicer's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five (5) Business Days of any such termination, the Servicer shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five (5) Business Days, the Servicer shall provide the Purchaser with the following information and documents regarding the subject REO Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

      Section 4.14 Notification of Maturity Date.

      With respect to each Mortgage Loan, the Servicer shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                    ARTICLE V

                            PAYMENTS TO THE PURCHASER

      Section 5.01 Distributions.

      On each Remittance Date, the Servicer shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Servicer is obligated to distribute pursuant to Section 5.03, plus, (iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Servicer's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus
(iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

      With respect to any remittance received by the Purchaser after the Remittance Date, the Servicer shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Servicer of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Servicer. On each Remittance Date, the Servicer shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

      Section 5.02 Statements to the Purchaser.

      The Servicer shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Servicer's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Servicer, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

      (i) with respect to each Mortgage Loan and each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

      (ii) with respect to each Mortgage Loan and each Monthly Payment, the amount of such remittance allocable to interest;

      (iii) with respect to each Mortgage Loan, the amount of servicing compensation received by the Servicer during the prior distribution period;

      (iv) the Stated Principal Balance of each Mortgage Loan and the aggregate Stated Principal Balance of all Mortgage Loans as of the beginning of the distribution period and the ending of the distribution period;

      (v) with respect to each  Mortgage  Loan,  the current  Mortgage  Interest
Rate;

      (vi) with respect to each Mortgage Loan for which liquidation and final distribution has occurred, the aggregate amount of any Insurance Proceeds, Condemnation Proceeds, Liquidation Proceeds and REO Disposition Proceeds received during the prior distribution period;

      (vii) with respect to each Mortgage Loan, the amount of any Prepayment Interest Shortfalls paid by the Servicer in accordance with Section 4.04(viii) during the prior distribution period;

      (viii) [RESERVED];

      (ix) the number of Mortgage Loans as of the beginning of the distribution period and the ending of the distribution period;

      (x) with respect to each Mortgage Loan, the Stated Principal Balance of each Mortgage Loan that is (A) delinquent (exclusive of Mortgage Loans in foreclosure and bankruptcy) (1) 30 days delinquent, (2) 60 days delinquent and
(3) 90 days or more delinquent; (B) in foreclosure and delinquent (1) 30 days delinquent, (2) 60 days delinquent and (3) 90 days or more delinquent; and (C) in bankruptcy and delinquent (1) 30 days delinquent, (2) 60 days delinquent and
(3) 90 days or more delinquent, in each case as of the close of business on the last day of the calendar month preceding such Distribution Date and separately identifying such information for the (1) first lien Mortgage Loans, (2) second lien Mortgage Loans, and (3) adjustable rate Mortgage Loans;

      (xi) with respect to each Mortgage Loan, the amount and severity of any realized loss following liquidation of such Mortgage Loan;

      (xii) with respect to each Mortgage Loan, and in the aggregate for all Mortgage Loans, the amount of the month end Monthly Advance balances made by the Servicer during the prior distribution period;

      (xiii) with respect to each Mortgage Loan, a description of any Servicing Advances made by the Servicer with respect to such Mortgage Loan including the amount, terms and general purpose of such Servicing Advances, and the aggregate amount of Servicing Advances for all Mortgage Loans during the prior distribution period;

      (xiv) with respect to each Mortgage Loan, a description of any Nonrecoverable Advances made by the Servicer with respect to such Mortgage Loan including the amount, terms and general purpose of such Nonrecoverable Advances, and the aggregate amount of Nonrecoverable Advances for all Mortgage Loans during the prior distribution period;

      (xv) with respect to each Mortgage Loan, a description of any Monthly Advances, Servicing Advances and Nonrecoverable Advances reimbursed to the Servicer with respect to such Mortgage Loan during the prior distribution period pursuant to Section 4.05, and the source of funds for such reimbursement, and the aggregate amount of any Monthly Advances, Servicing Advancesand Nonrecoverable Advances reimbursed to the Servicer for all Mortgage Loans during the prior distribution period pursuant to Section 4.05;

      (xvi) with respect to any Mortgage Loan, a description of any material modifications, extensions or waivers to the terms, fees, penalties or payments of such Mortgage Loan during the prior distribution period or that have cumulatively become material over time;

      (xvii) a description of any material breach of a representation or warranty set forth in Section 3.01 or Section 3.02 herein or of any other breach of a covenant or condition contained herein and the status of any resolution of such breach;

      (xviii) [reserved];

      (xix) with respect to each Mortgage Loan, the Stated Principal Balance of any Mortgage Loan that has been repurchased by the Servicer in accordance with
Section 3.03 herein.

      In addition, the Servicer shall provide to the Purchaser such other information known or available to the Servicer that is necessary in order to provide the distribution and pool performance information as required under Regulation AB, as amended from time to time, as determined by the Purchaser in its sole discretion. The Servicer shall also provide a monthly report, in the form of Exhibit E hereto, or such other form as is mutually acceptable to the Servicer, the Purchaser and any Master Servicer, Exhibit F with respect to defaulted mortgage loans and Exhibit P, with respect to realized losses and gains, with each such report.

      The Servicer shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

      In addition, not more than sixty (60) days after the end of each calendar year, the Servicer shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

      Section 5.03 Monthly Advances by the Servicer.

      Not later than the close of business on the Business Day preceding each Remittance Date, the Servicer shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Servicer, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

      The Servicer's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Servicer deems such advance to be a Nonrecoverable Advance. In such event, the Servicer shall deliver to the Purchaser an Officer's Certificate of the Servicer to the effect that an officer of the Servicer has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

      Section 5.04 Liquidation Reports.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Servicer shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to the Servicer and Purchaser. The Servicer shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

      Section 5.05 Prepayment Interest Shortfalls.

      Not later than the close of business on the Business Day preceding each Remittance Date in the month following the related Prepayment Period, the Servicer shall deposit in the Custodial Account an amount equal to any Prepayment Interest Shortfalls with respect to such Prepayment Period, which in the aggregate shall not exceed the Servicer's aggregate Servicing Fee received with respect to the related Due Period.

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

      Section 6.01 Assumption Agreements.

      The Servicer will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Servicer shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Servicer reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Servicer, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Servicer, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

      In connection with any such assumption or substitution of liability, the Servicer shall follow the underwriting practices and procedures of the Servicer. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Servicer diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Servicer shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Servicer for entering into an assumption or substitution of liability agreement shall belong to the Servicer.

      Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Servicer shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Servicer may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

      Section 6.02 Satisfaction of Mortgages and Release of Mortgage Files.

      Upon the payment in full of any Mortgage Loan, or the receipt by the Servicer of a notification that payment in full will be escrowed in a manner customary for such purposes, the Servicer will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section
4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five (5) Business Days after receipt of such certification and request, release or cause to be released to the Servicer, the related Mortgage Loan Documents and, upon its receipt of such documents, the Servicer shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Servicer the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

      In the event the Servicer satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Servicer, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Servicer shall maintain the Fidelity Bond and errors and omissions insurance insuring the Servicer against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Servicer and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Servicer. Such servicing receipt shall obligate the Servicer to return the related Mortgage documents to the Purchaser when the need therefor by the Servicer no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Servicer has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Servicer.

      Section 6.03 Servicing Compensation.

      As compensation for its services hereunder, the Servicer shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Servicer's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, late payment charges and ancillary fees or otherwise shall be retained by the Servicer to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

      Section 6.04 Annual Statement as to Compliance; Annual Certification.

      (a) The Servicer will deliver to the Purchaser and any Master Servicer, using best efforts by March 1st, but in no event later than March 15th of each calendar year beginning in 2007, an Officer's Certificate acceptable to the Purchaser (an "Annual Statement of Compliance") stating, as to each signatory thereof, that (i) a review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and (ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Servicer to the Purchaser upon request and by the Purchaser to any Person identified as a prospective purchaser of the Mortgage Loans. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall deliver an Annual Statement of Compliance of the Subservicer as described above as to each Subservicer as and when required with respect to the Servicer.

      (b) With respect to any Mortgage Loans that are the subject of a Securitization Transaction, using best efforts by March 1st, but in no event later than March 15th of each calendar year beginning in 2007, an officer of the Servicer shall execute and deliver an officer's certificate (an "Annual Certification") to the Purchaser, any Master Servicer and any related Depositor for the benefit of each such entity and such entity's affiliates and the officers, directors and agents of any such entity and such entity's affiliates, in the form attached hereto as Exhibit L. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall deliver an Annual Certification of the Subservicer as described above as to each Subservicer as and when required with respect to the Servicer.

      Failure of the Servicer to timely comply with this Section 6.04 (including with respect to the cure timeframes required in this section) shall be deemed an Event of Default, automatically, without notice and without any cure period, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Servicer for the same, as provided in Section
9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

      Section 6.05 [Reserved]

      Section  6.06  Purchaser's  Right  to  Examine  Compnay  and the  Servicer
Records.

      The Purchaser shall have the right to examine and audit upon reasonable notice to the Company or the Servicer, as applicable, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company or the Servicer, as applicable, or held by another for the Company or the Servicer or on their behalf or otherwise, which relates to the performance or observance by the Company or the Servicer, as applicable, of the terms, covenants or conditions of this Agreement.

      The Company and the Servicer shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company or the Servicer which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company or the Servicer, as applicable, and in accordance with the FDIC, OTS, or any other similar federal or state regulations, as applicable.

      Section 6.07 Assessment of Compliance with Servicing Criteria.

      On and after January 1, 2006, the Servicer shall service and administer, and shall cause each subservicer to servicer or administer, the Mortgage Loans in accordance with all applicable requirements of the Servicing Criteria.

      With respect to any Mortgage Loans that are the subject of a Securitization Transaction, the Servicer shall deliver to the Purchaser or its designee, any Master Servicer and any Depositor, using best efforts by March 1st, but in no event later than March 15th of each calendar year beginning in 2007, a report (an "Assessment of Compliance") reasonably satisfactory to the Purchaser, any Master Servicer and any Depositor regarding the Servicer's assessment of compliance with the Servicing Criteria during the preceding calendar year as required by Rules 1 3a- 18 and 1 5d- 18 of the Exchange Act and
Item 1122 of Regulation AB or as otherwise required by the Master Servicer, which as of the date hereof, require a report by an authorized officer of the Servicer that contains the following:

      (a) A statement by such officer of its responsibility for assessing compliance with the Servicing Criteria applicable to the Servicer;

      (b) A statement by such officer that such officer used the Servicing Criteria to assess compliance with the Servicing Criteria applicable to the Servicer;

      (c) An assessment by such officer of the Servicer's compliance with the applicable Servicing Criteria for the period consisting of the preceding calendar year, including disclosure of any material instance of noncompliance with respect thereto during such period, which assessment shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans;

      (d) A statement that a registered public accounting firm has issued an attestation report on the Servicer's Assessment of Compliance for the period consisting of the preceding calendar year; and

      (e) A statement as to which of the Servicing Criteria, if any, are not applicable to the Servicer, which statement shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans.

      Such report at a minimum shall address each of the Servicing Criteria specified on a certification substantially in the form of Exhibit O hereto delivered to the Servicer concurrently with the execution of this Agreement.

      With respect to any Mortgage Loans that are the subject of a Securitization Transaction, using best efforts by March 1st, but in no event later than March 15th of each calendar year beginning in 2007, the Servicer shall furnish to the Purchaser or its designee, any Master Servicer and any Depositor a report (an "Attestation Report") by a registered public accounting firm that attests to, and reports on, the Assessment of Compliance made by the Servicer, as required by Rules 1 3a- 18 and 15d-1 8 of the Exchange Act and Item 1122(b) of Regulation AB or as otherwise required by the Master Servicer, which Attestation Report must be made in accordance with standards for attestation reports issued or adopted by the Public Servicer Accounting Oversight Board.

      The Servicer shall cause each Subservicer, and each Subcontractor determined by the Servicer pursuant to Section 11.20 to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser, any Master Servicer and any Depositor an assessment of compliance and accountants' attestation as and when provided in Sections 6.07.

      Failure of the Servicer to timely comply with this Section 6.07 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as described herein, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Servicer for the same, as provided in Section
9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

      Section 6.08 Intent of the Parties; Reasonableness.

      The Purchaser, the Company and the Servicer acknowledge and agree that a purpose of Sections 3.01(p), 5.02, 6.04, 6.07 and 11.18 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. None of the Purchaser, any Master Servicer or any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. The Company and the Servicer acknowledge that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser or any Depositor to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, the Servicer, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

                                   ARTICLE VII

                 REPORTS TO BE PREPARED BY COMPANY AND SERVICER

      Section 7.01 Company and Servicer Shall Provide Information as Reasonably Required.

      The Company and the Servicer shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company and the Servicer, as applicable, under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company and the Servicer, as applicable, under this Agreement. The Company and the Servicer agree to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

      In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company and the Servicer for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company and the Servicer shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

      The Servicer shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Servicer's servicing facilities for the purpose of satisfying such prospective purchaser that the Servicer has the ability to service the Mortgage Loans as provided in this Agreement.

                                  ARTICLE VIII

                          THE COMPANY AND THE SERVICER

      Section 8.01 Indemnification; Third Party Claims.

      (a) The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way from any claim, demand, defense or assertion based on or grounded upon, or resulting from any assertion based on, grounded upon or resulting from a breach or alleged breach of any of its representation or warranty set forth in Sections
3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to its breach of representation or warranty set forth in Sections 3.01 or 3.02, or the negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01(a) shall survive termination of this Agreement.

      (b) The Servicer agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Servicer to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Servicer agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way from any claim, demand, defense or assertion based on or grounded upon, or resulting from any assertion based on, grounded upon or resulting from a breach or alleged breach of any of its representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Servicer shall immediately notify the Purchaser if a claim is made by a third party against Servicer with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Servicer shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Servicer for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Servicer to service and administer the Mortgages in strict compliance with the terms of this Agreement, its breach of representation or warranty set forth in Sections 3.01 or 3.02, or the negligence, bad faith or willful misconduct of Servicer. The provisions of this Section 8.01(b) shall survive termination of this Agreement.

      Section 8.02 Merger or Consolidation of the Company and the Servicer

      The Company and the Servicer will each keep in full effect its respective existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding.

      Any Person into which the Servicer may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Servicer shall be a party, or any Person succeeding to the business of the Servicer whether or not related to loan servicing, shall be the successor of the Servicer hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, and which is a HUD-approved mortgagee whose primary business is in servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved servicer in good standing.

      Section 8.03 Limitation on Liability of the Company and Others.

      Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

      Section 8.04 Company and Servicer Not to Assign or Resign.

      The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance reasonably acceptable to the Purchaser.

      The Servicer shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Servicer and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Servicer. Any such determination permitting the resignation of the Servicer shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance reasonably acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Servicer's responsibilities and obligations hereunder in the manner provided in Section 11.01.

      Section 8.05 No Transfer of Servicing.

      With respect to the retention of the Servicer to service the Mortgage Loans hereunder, the Servicer acknowledges that the Purchaser has acted in reliance upon the Servicer's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Servicer shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole reasonable discretion.

      Without in any way limiting the generality of this Section 8.05, in the event that the Servicer either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Servicer (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.

                                   ARTICLE IX

                                     DEFAULT

      Section 9.01 Events of Default.

      In case one or more of the following Events of Default by the Company or the Servicer shall occur and be continuing, that is to say:

      (i) any failure by the Servicer to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day after notice; or

      (ii) failure on the part of the Company or the Servicer, as applicable, duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company or the Servicer, as applicable, set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company or the Servicer and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

      (iv) the Company or the Servicer shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or the Servicer, as applicable, or of or relating to all or substantially all of its property; or

      (v) the Company or the Servicer shall admit in writing its inability to pay its respective debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

      (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller for more than thirty days, or the Servicer ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan servicer for more than thirty days; or

      (vii) the Servicer attempts to assign its right to servicing compensation hereunder or the Servicer attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or

      (viii) (a) the Servicer ceases to be licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, or (b) either the Servicer or the Company cease to be qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's or the Servicer's ability to perform its obligations hereunder; or

      (ix) the Servicer fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

      Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company or the Servicer, as applicable (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, or as otherwise stated herein, in which case, automatically and without notice) may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company or the Servicer, as applicable (and if the Servicer is servicing any of the Mortgage Loans in a Securitization Transaction, appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction) under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company and the Servicer for the same. On or after the receipt by the Company or Servicer of such written notice (or, in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company or the Servicer, as applicable, under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Servicer shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Servicer's sole expense. The Servicer agrees to cooperate with the Purchaser and such successor in effecting the termination of the Servicer's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Servicer to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

      The Servicer shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Servicer as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

      Section 9.02 Waiver of Defaults.

      The Purchaser may waive only by written notice any default by the Company or the Servicer in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.

                                    ARTICLE X

                                   TERMINATION

      Section 10.01 Termination.

      The respective obligations and responsibilities of the Company and the Servicer shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Company, the Servicer and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement. Termination of the Agreement pursuant to Section 10.01 (iii) shall void Purchaser's obligation to purchase Mortgage Loans for which Purchaser has issued a Confirmation, commitment confirmation or a substantially similar commitment to purchase Mortgage Loans.

      Section 10.02 [Reserved]

      Section 10.03 Survival.

      Termination of this Agreement under Section 10.01 shall not affect any of the Company's or the Servicer's obligations regarding repurchase, indemnification or otherwise, all of which shall survive such termination and remain in full force and effect.

                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS

      Section 11.01 Successor to the Servicer.

      Prior to termination of Servicer's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Servicer's responsibilities, rights, duties and obligations relating to servicing under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Servicer under this Agreement prior to the termination of Servicer's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Servicer's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Servicer shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Servicer pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company or the Servicer of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company and the Servicer notwithstanding any such resignation or termination of the Servicer, or the termination of this Agreement.

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Servicer and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Servicer, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Servicer or this Agreement pursuant to
Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Servicer arising prior to any such termination or resignation.

      The Servicer  shall  promptly  deliver to the  successor  the funds in the
Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Servicer shall account for all funds. The Servicer shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Servicer. The successor shall make arrangements as it may deem appropriate to reimburse the Servicer for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Servicer pursuant to this Agreement but for the appointment of the successor servicer.

      Upon a successor's acceptance of appointment as such, the Servicer shall notify by mail the Purchaser of such appointment.

      Section 11.02 Amendment.

      This Agreement may be amended from time to time by the Company, the Servicer and the Purchaser by written agreement signed by the Company, the Servicer and the Purchaser.

      Section 11.03 Recordation of Agreement.

      To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Servicer at the Servicer's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

      Section 11.04 Governing Law.

      This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to its choice of law rules and principles) except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      Section 11.05 Notices.

      Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

      (i) if to the Purchaser:

          EMC Mortgage Corporation
          Mac Arthur Ridge II,
          909 Hidden Ridge Drive, Suite 200
          Irving, Texas 75038
          Attention: Ms. Ralene Ruyle
          Telecopier No.: (972) 444-2810

          With a copy to:

          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention: Mary Haggerty

     (ii) if to the Servicer:

          David Friedman
          American Home Mortgage Servicing, Inc.
          4600 Regent Boulevard, Suite 200
          Irving, Texas 75063

          With a copy to:

          Alan Horn, General Counsel
          American Home Mortgage Corp.
          538 Broadhollow Road
          Melville, New York 11747
          Telecopier No. (800) 209-7276

    (iii) if to the Company:

          Robert F. Johnson, Jr.
          American Home Mortgage Corp.
          538 Broadhollow Road
          Melville, New York 11747
          Telecopier No. (866) 822-3288

          With a copy to:

          Alan Horn, General Counsel
          American Home Mortgage Corp.
          538 Broadhollow Road
          Melville, New York 11747
          Telecopier No. (800) 209-7276

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      Section 11.06 Severability of Provisions.

      Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

      Section 11.07 Exhibits.

      The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

      Section 11.08 General Interpretive Principles.

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

      (iii) references herein to "Articles", "Sections", Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

      (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

      (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

      Section 11.09 Reproduction of Documents.

      This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party hereto in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

      Section 11.10 Confidentiality of Information.

      Each party  recognizes  that, in connection  with this  Agreement,  it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to (i) its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, (ii) a regulatory authority with supervisory power over Purchaser, the Servicer or the Company, or (iii) to any Person that the disclosing party reasonably believes to be necessary relating to the enforcement of such party's rights hereunder, provided in all cases that such information is identified as confidential non-public information.

      Notwithstanding other provisions of this Section 11.10 or any other express or implied agreement, arrangement, or understanding to the contrary, the Company, the Servicer and Purchaser (the "Parties") agree that the Parties (and their employees, representatives and other agents) may disclose to any and all persons, without limitation of any kind from the commencement of discussions, the purported or claimed U.S. federal income tax treatment of the purchase of the Mortgage Loans and related transactions covered by this letter agreement ("tax treatment") and any fact that may be relevant to understanding the tax treatment ("tax structure") and all materials of any kind (including opinions or other tax analyses) that are provided to the Parties relating to such tax treatment and tax structure, except where confidentiality is reasonably necessary to comply with securities laws.

      The Company and the Servicer each agree that the Company and Servicer, as applicable, (i) shall comply with any applicable laws and regulations regarding the privacy and security of Consumer Information including, but not limited to the Gramm-Leach-Bliley Act, Title V, Subtitle A, 15 U.S.C. ss. 6801 et seq.,
(ii) shall not use Consumer Information in any manner inconsistent with any applicable laws and regulations regarding the privacy and security of Consumer Information, (iii) shall not disclose Consumer Information to third parties except at the specific written direction of the Purchaser, (iv) shall maintain adequate physical, technical and administrative safeguards to protect Consumer Information from unauthorized access as provided by the applicable laws and regulations, and (v) shall immediately notify the Purchaser of any actual or suspected breach of the confidentiality of Consumer Information that would have a material and adverse effect on the Purchaser.

      The Company and the Servicer each agree that the Company and the Servicer, as applicable, shall indemnify, defend and hold the Purchaser harmless from and against any loss, claim or liability the Purchaser may suffer by reason of the Company's or the Servicer's, as applicable, failure to perform the obligations set forth in this Section 11.10.

      Section 11.11 Recordation of Assignments of Mortgage.

      To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

      Section 11.12 Assignment.

      The Purchaser shall have the right, without the consent of the Company or the Servicer, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the prior written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

      Section 11.13 No Partnership.

      Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company or the Servicer shall be rendered as an independent contractor and not as agent for Purchaser.

      Section 11.14 Signature Pages/Counterparts; Successors and Assigns.

      This Agreement and/or any Term Sheet shall be executed by each party (i) in one or more fully executed copies, each of which shall constitute a fully executed original Agreement, and/or (ii) in counterparts having one or more original signatures, and all such counterparts containing the original signatures of all of the parties hereto taken together shall constitute a fully executed original Agreement or Term Sheet, as applicable, and/or (iii) by delivery of one or more original signed signature pages to the other parties hereto (x) by mail or courier, and/or (y) by electronic transmission, including without limitation by telecopier, facsimile or email of a scanned image ("Electronic Transmission"), each of which as received shall constitute for all purposes an executed original signature page of such party. The Purchaser may deliver a copy of this Agreement and/or any Term Sheet, fully executed as provided herein, to each other party hereto by mail and/or courier and/or Electronic Transmission, and such copy as so delivered shall constitute a fully executed original Agreement or Term Sheet, as applicable, superseding any prior form of the Agreement or Term Sheet, as applicable, that differs therefrom in any respect. This Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successor and assigns.

      Section 11.15 Entire Agreement.

      The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

      Section 11.16. No Solicitation.

      From and after the related Closing Date, the Company and the Servicer agree that each will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the
Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or the Servicer or any affiliate of the Company or the Servicer which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or the Servicer or any of their respective affiliates from soliciting any Mortgagor for any other financial products or services. The Company and the Servicer shall each use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company or the Servicer, as applicable.

      Section 11.17. Closing.

      The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

      The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

      (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

      (b) all of the representations and warranties of the Company and the Servicer under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

      (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

      (d) the Company and the Servicer shall have each delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

      (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

      Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

      Section 11.18. Cooperation of Company with a Reconstitution.

      The Company, the Servicer and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

      (b) one or more trusts or other entities to be formed as part of one or more Securitization Transactions.

      The Company and the Servicer agree to execute in connection with any agreements among the Purchaser, the Company, the Servicer and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Securitization Transaction, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company or the Servicer than are contained in this Agreement. Notwithstanding anything to the contrary in this Section 11.18, the Servicer agrees that it is required to perform the obligations described in Exhibit K hereto.

      With respect to each Whole Loan Transfer and each Securitization Transaction entered into by the Purchaser, the Company and the Servicer agree
(1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date").

      In addition,  the Company and the Servicer  shall provide to such servicer
or  issuer,   as  the  case  may  be,  and  any  other   participants   in  such
Reconstitution:

      (i) any and all information and appropriate verification of information which may be reasonably available to the Company or the Servicer, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand;

      (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company or the Servicer as are reasonably agreed upon by the Company or the Servicer, as applicable, and the Purchaser or any such other participant;

      (iii) within five (5) Business Days after request by the Purchaser, the information with respect to the Company (as originator) and each Third-Party Originator of the Mortgage Loans as required under Item 1110(a) and (b) of Regulation AB, a summary of the requirements of which has of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion. If requested by the Purchaser, this will include information about the applicable credit-granting or underwriting criteria;

      (iv) within five (5) Business Days after request by the Purchaser, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (i) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (ii) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1 105(a)(1)-(3) and (c) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable;

      (v) within five (5) Business Days after request by the Purchaser, information with respect to the Servicer (as servicer) as required by Item 1108(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall provide the information required pursuant to this clause with respect to the Subservicer;

      (vi) within five (5) Business Days after request by the Purchaser,

            (a) information regarding any legal proceedings pending (or known to be contemplated) against the Company (as originator) and Servicer (as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1117 of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion,

            (b) information regarding affiliations with respect to the Company (as originator) and Servicer (as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1119(a) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion, and

            (c) information regarding relationships and transactions with respect to the Company (as originator) and Servicer (as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by
      Item 1119(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion;

      (vii) if so requested by the Purchaser, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, or to any financial information included in any other disclosure provided under this Section 11.18, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any Sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor;

      (viii) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company and the Servicer shall each (or shall cause each Subservicer and Third-Party Originator to), in accordance with Section 3.01(r), (i) provide immediate notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company, the Servicer any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, the Servicer, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company or the Servicer, and (E) the Servicer's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships;

      (ix) As a condition to the succession to the Servicer or any Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Servicer or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Servicer or any Subservicer, the Servicer shall provide to the Purchaser, any Master Servicer, and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities;

      (x) In addition to such information as the Servicer, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten (10) days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Servicer or any Subservicer, the Servicer or such Subservicer, as applicable, shall, to the extent the Servicer or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

            (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121 (a)(1 1) of Regulation AB);

            (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121 (a)(1 2) of Regulation AB); and

            (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121 (a)(14) of Regulation AB); and

      (xi) The Servicer shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Servicer or any Subservicer or the Servicer or such Subservicer's performance hereunder.

      In the event of a conflict or inconsistency between the terms of Exhibit N and the text of the applicable Item of Regulation AB as cited above, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

      The Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization
Transaction: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

      (i)(A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under this Section 11.18 by or on behalf of the Company, or provided under this Section 11.18 by or on behalf of the Servicer, or any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

      (ii) any breach by the Company of its obligations under this Section 11.18, including particularly any failure by the Company, the Servicer, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 11.18, including any failure by the Company to identify pursuant to Section 11.20 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

      (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 or in a writing furnished pursuant to Section 3.01(q) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01(q) to the extent made as of a date subsequent to such closing date; or

      (iv) the negligence bad faith or willful misconduct of the Company in connection with its performance under this Section 11.18.

      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

      In the case of any failure of performance described above, the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 1 5d- 14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, the Servicer, any Subservicer, any Subcontractor or any Third-Party Originator.

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

      The Servicer shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization
Transaction: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

      (i)(A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under this Section 11.18 by or on behalf of the Servicer, or provided under this Section 11.18 by or on behalf of any Subservicer or Subcontractor (collectively, the "Servicer Information"), or (B) the omission or alleged omission to state in the Servicer Information a material fact required to be stated in the Servicer Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Servicer Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Servicer Information or any portion thereof is presented together with or separately from such other information;

      (ii) any breach by the Servicer of its obligations under this Section 11.18, including particularly any failure by the Servicer, any Subservicer or any Subcontractor to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 11.18, including any failure by the Servicer to identify pursuant to Section
11.20 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

      (iii) any breach by the Servicer of a representation or warranty set forth in Section 3.01 or in a writing furnished pursuant to Section 3.01(q) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Servicer of a representation or warranty in a writing furnished pursuant to Section 3.01(q) to the extent made as of a date subsequent to such closing date; or

      (iv) the negligence bad faith or willful misconduct of the Servicer in connection with its performance under this Section 11.18.

      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Servicer agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Servicer on the other.

      In the case of any failure of performance described above, the Servicer shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 1 5d- 14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Servicer, any Subservicer or any Subcontractor.

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

      All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

      Section 11.19. Monthly Reporting with Respect to a Reconstitution.

      As long as the Servicer continues to service Mortgage Loans, the Servicer agrees that with respect to any Mortgage Loan sold or transferred pursuant to a Reconstitution as described in Section 11.18 of this Agreement (a "Reconstituted Mortgage Loan"), the Servicer, at its expense, shall provide the Purchaser with the information set forth in Exhibit J attached hereto for each Reconstituted Mortgage Loan in Excel or such electronic delimited file format as may be mutually agreed upon by both Purchaser and Servicer. Such information shall be provided monthly for all Reconstituted Mortgage Loans on the fifth (5th) Business Day of each month for the immediately preceding monthly period, and shall be transmitted to fast.data@bear.com.

      Section 11.20. Unpaid Fees and Expenses and other Amounts Owing to Purchaser; Offset.

      It is understood that this Agreement creates an ongoing relationship between the parties. As a result, there may be various fees, charges, and expenses assessed by Purchaser on each sale. In addition, there may be amounts owed to Purchaser as a result of certain obligations relating to repurchase of Mortgage Loans, premium recapture or indemnification of Purchaser, all as set forth in the Agreement or in each related Term Sheet. If any such amount due Purchaser from Company remains outstanding more than thirty (30) days after it is due, Company then hereby authorizes Purchaser to deduct from any subsequent purchase proceeds hereunder such amounts (which amounts may be an initial payment of amounts owed Purchaser, subject to further adjustment) due Purchaser, plus interest at an annual rate equal to the Prime Rate from the due date through the date of payment. Furthermore, Company authorizes Purchaser to set off any funds or other assets of Company in possession of Bear, Stearns & Co. Inc. or any of its affiliates against any loss, damage or expense Purchaser may incur as a result of Company's breach of its obligations hereunder or in the related Term Sheet.

      Section 11.21. Use of Subservicers and Subcontractors.

      (a) The Servicer shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (b) of this Section. The Servicer shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (d) of this Section.

      (b) The Servicer shall cause any Subservicer used by the Servicer (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 3.01(p), 3.01(s), 6.04,
6.07 and 11.18 of this Agreement to the same extent as if such Subservicer were the Servicer, and to provide the information required with respect to such Subservicer under Section 3.01(r) of this Agreement. The Servicer shall be responsible for obtaining from each Subservicer and delivering to the Purchaser, any Master Servicer and any Depositor any Annual Statement of Compliance required to be delivered by such Subservicer under Section 6.04(a), any Assessment of Compliance and Attestation Report required to be delivered by such Subservicer under Section 6.07 and any Annual Certification required under
Section 6.04(b) as and when required to be delivered.

      (c) The Servicer shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance reasonably satisfactory to the Purchaser, any Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by the Servicer or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

      (d) As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Servicer shall cause any such Subcontractor used by the Servicer (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.07 and 11.18 of this Agreement to the same extent as if such Subcontractor were the Servicer. The
Servicer shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any Assessment of Compliance and Attestation Report and the other certificates required to be delivered by such Subservicer and such Subcontractor under Section 6.07, in each case as and when required to be delivered.

      Section 11.22. Third Party Beneficiary.

      For purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

      IN WITNESS WHEREOF, the Company, the Servicer and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.


                                   EMC MORTGAGE CORPORATION
                                           Purchaser

                                   By:
                                   Name:
                                   Title:


                                   AMERICAN HOME MORTGAGE CORP.
                                            Company

                                   By:
                                   Name:
                                   Title:


                                   AMERICAN HOME MORTGAGE SERVICING, INC.
                                            Servicer

                                   By:
                                   Name:
                                   Title:

                                   EXHIBIT A

                           CONTENTS OF MORTGAGE FILE

      With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and 2.05 of the Purchase, Warranties and Servicing Agreement.

      1. The original Mortgage Note endorsed "Pay to the order of, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

      2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

      4. The original Assignment, from the Company to, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

      5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

      6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      9. reserved.

      10.   Mortgage  Loan  closing   statement   (Form  HUD-1)  and  any  other
truth-in-lending or real estate settlement procedure forms required by law.

      11. Residential loan application.

      12. Uniform underwriter and transmittal summary (Fannie Mae Form 1008) or reasonable equivalent.

      13. Credit report on the mortgagor.

      14. Business credit report, if applicable.

      15. Residential appraisal report and attachments thereto.

      16. The original of any guarantee executed in connection with the Mortgage Note.

      17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

      18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

      19. Photograph of the Mortgaged Property (may be part of appraisal).

      20. Survey of the Mortgaged Property, if any.

      21. Sales contract, if applicable.

      22. If available, termite report, structural engineer's report, water portability and septic certification.

      23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

      24. Name affidavit, if applicable.

      Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.

                                    EXHIBIT C

                     ESCROW ACCOUNT LETTER AGREEMENT , 2005

To: [___________________] (the "Depository")

      As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of [______________________] 1, 200[_] (the "Agreement"), we hereby authorize and request you to  establish  an account,  as a Custodial  Account  pursuant to
Section 4.04 of the Agreement, to be designated as "[_____________________________________________________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                                      [________________________]


                                                   By:

                                                   Name:

                                                   Title:_______________________

      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [ ], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                                      [________________________]


                                                   By:

                                                   Name:

                                                   Title:_______________________

                                    EXHIBIT C

                     ESCROW ACCOUNT LETTER AGREEMENT , 2005

To: [___________________] (the "Depository")

      As "Company" under the Purchase Warranties and Servicing Agreement, dated as of [__________________________________]1, 200[_] (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.06 of the Agreement, to be designated as "[_______________________________________________], in trust for the
[Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                                      [________________________]


                                                   By:

                                                   Name:

                                                   Title:_______________________

      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number , at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                                      [________________________]


                                                   By:

                                                   Name:

                                                   Title:_______________________

                                   EXHIBIT D

           FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of______________________________, 200__, among EMC
Mortgage Corporation (the "Assignor"), (the "Assignee"), and______________________________________(the "Company").

      In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of__________________________, 200__, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                       Purchase, Assignment and Assumption

      1._______Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

      2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of__________________________________ ____, between Assignee and
Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the
Mortgage Note from the Company, in blank, and an assignment of mortgage in recordable form from the Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the
Assigned  Loans  after         , 200__  and all  unscheduled  payments  or other
proceeds or other recoveries on the Assigned Loans received on and after___, 200__.

                    Representations, Warranties and Covenants

      3. Assignor warrants and represents to Assignee and Company as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

      (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

      (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

      (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

      (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.

      4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

      (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

      (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

      5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

      (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect.

      (f) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

                             Recognition of Assignee

      6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

                                  Miscellaneous

      7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

      (a) In the case of Company,

          _______________________

          _______________________

          _______________________

          _______________________

          _______________________

          With a copy to________________________.

      (b) In the case of Assignor,

          _______________________

          _______________________

          _______________________

          _______________________

          _______________________

      (c) In the case of Assignee,

          EMC Mortgage Corporation
          Mac Arthur Ridge II
          909 Hidden Ridge Drive, Suite 200
          Irving, Texas 75038
          Attention: Raylene Ruyle
          Telecopier No.: (972) 444-2810

          with a copy to:

          _________________________
          383 Madison Avenue
          New York, New York 10179
          Attention:_______________________
          Telecopier No.: (212) 272-_______

      8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

      9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

      12. This PAAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

      13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.

                       [Modification of Purchase Agreement

      15. The Company and Assignor hereby amend the Purchase Agreement as follows:

      (a) The  following  definitions  are added to Section 1.01 of the Purchase
Agreement:

      Securities Administrator:

      Supplemental PMI Insurer:

      Supplemental PMI Policy: The primary guarantee insurance policy of the Supplemental PMI Insurer attached hereto as Exhibit J, or any successor Supplemental PMI Policy given to the Servicer by the Assignee.

      Trustee:

      (b) The following definition is amended and restated:

      Insurance Proceeds: Proceeds of any Primary Mortgage Insurance Policy, the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

      (c) The following are added as the fourth,  fifth and sixth  paragraphs of
Section 4.08:

      "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

      The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

      (d) Clause (vi) of Section 6.1 is amended to read as follows:

      "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

      IN WITNESS WHEREOF, the parties hereto have executed this PAAR Agreement as of the day and year first above written.

                                                    EMC MORTGAGE CORPORATION
                                                    Assignor

                                                    By:
                                                    Name:
                                                    Title:


                                                    ____________________________
                                                    Assignee

                                                    By:
                                                    Name:
                                                    Title:


                                                    ____________________________
                                                    Company

                                                    By:
                                                    Name:
                                                    Title:

                                   EXHIBIT ___

                          FORM OF COMPANY CERTIFICATION

I, [identify certifying individual], certify to the [Trustee] [Seller] [Securities Administrator] [Mortgage Loan Seller] [Purchaser] and [Master Servicer] that:

      1. I have reviewed the servicing reports prepared by [COMPANY] (the "Company") pursuant to the [Servicing Agreement] (the "Servicing Agreement"),
dated                 as                 of_____________________________________
between____________________________________and  the Company (as  modified by the
AAR Agreement (as defined below) and delivered to [MASTER SERVICER] (the "Master Servicer") pursuant to the Assignment, Assumption and Recognition Agreement (the "AAR Agreement"), dated as of_______________________________________among
[ASSIGNOR] as Assignor, Company and [ASSIGNEE], as Assignee.

      2._______ Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such servicing reports.

      3. Based on my knowledge, the servicing information required to be provided to the Master Servicer under the Servicing Agreement and the AAR Agreement is included in these reports.

      4. I am responsible for reviewing the activities performed the Company under the Servicing Agreement and the AAR Agreement and based upon the review required under the Servicing Agreement and the AAR Agreement, and except as disclosed in the Annual Statement of Compliance, the Company has fulfilled its obligations under the Servicing Agreement and the AAR Agreement.

      5. I have disclosed to the Master Servicer's certified public accountants all significant deficiencies relating to the Company's compliance with the minimum servicing standards in accordance with a review conduced in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Servicing Agreement and the AAR Agreement.

      Capitalized terms used but not defined herein have the meanings ascribed to them in the AAR Agreement.

Date: _____________


_______________________
[Signature]
[Title]

                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE

                                  ATTACHMENT 2

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT

                                    EXHIBIT E

                        REPORTING DATA FOR MONTHLY REPORT

                     Standard File Layout - Master Servicing

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Max
         Column Name                           Description                      Decimal       Format Comment               Size
-----------------------------------------------------------------------------------------------------------------------------------
 SER_INVESTOR_NBR             A value assigned by the Servicer to define a                 Text up to 10 digits             20
                              group of loans.
-----------------------------------------------------------------------------------------------------------------------------------
 LOAN_N BR                    A unique identifier assigned to each loan by                 Text up to 10 digits             10
                              the investor.
-----------------------------------------------------------------------------------------------------------------------------------
 SERVICER_LOAN_NBR            A unique number assigned to a loan by the                    Text up to 10 digits             10
                              Servicer. This may be different than the
                              LOAN_NBR.
-----------------------------------------------------------------------------------------------------------------------------------
 BORROWER_NAME                The borrower name as received in the file. It                Maximum length of 30 (Last,      30
                              is not separated by first and last name.                     First)
-----------------------------------------------------------------------------------------------------------------------------------
 SCHED_PAY_AMT                Scheduled monthly principal and scheduled            2       No commas(,) or dollar signs     11
                              interest payment that a borrower is expected                 ($)
                              to pay, P&I constant.
-----------------------------------------------------------------------------------------------------------------------------------
 NOTE_INT_RATE                The loan interest rate as reported by the            4       Max length of 6                   6
                              Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
 NET_INT_RATE                 The loan gross interest rate less the service        4                                         6
                              fee rate as reported by the Servicer.                        Max length of 6
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_FEE_RATE                The servicer's fee rate for a loan as reported       4       Max length of 6                   6
                              by the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_FEE_AMT                 The servicer's fee amount for a loan as              2       No commas(,) or dollar signs     11
                              reported by the Servicer.                                    ($)
-----------------------------------------------------------------------------------------------------------------------------------
 NEW_PAY_AMT                  The new loan payment amount as reported by the       2       No commas(,) or dollar signs     11
                              Servicer.                                                    ($)
-----------------------------------------------------------------------------------------------------------------------------------
 NEW_LOAN_RATE                The new loan rate as reported by the Servicer.       4       Max length of 6                   6
-----------------------------------------------------------------------------------------------------------------------------------
 ARM_INDEX_RATE               The index the Servicer is using to calculate a       4       Max length of 6                   6
                              forecasted rate.
-----------------------------------------------------------------------------------------------------------------------------------
 ACTL_BEG_PRIN_BAL            The borrower's actual principal balance at the       2       No commas(,) or dollar signs     11
                              beginning of the processing cycle.                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 ACTL_END_PRIN_BAL            The borrower's actual principal balance at the       2                                        11
                              end of the processing cycle.                                 No commas(,) or dollar signs
                                                                                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 BORR_NEXT_PAY_DUE_DA         The date at the end of processing cycle that                                                  10
 TE                           the borrower's next payment is due to the
                              Servicer, as reported by Servicer.                           MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_CURT_AMT_1              The first curtailment amount to be applied.          2       No commas(,) or dollar signs     11
                                                                                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_CURT_DATE_1             The curtailment date associated with the first               MM/DD/YYYY                       10
                              curtailment amount.
-----------------------------------------------------------------------------------------------------------------------------------
 CURT_ADJ_ AMT_1              The curtailment interest on the first                2       No commas(,) or dollar signs     11
                              curtailment amount, if applicable.                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_CURT_AMT_2              The second curtailment amount to be applied.         2       No commas(,) or dollar signs     11
                                                                                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_CURT_DATE_2             The curtailment date associated with the                     MM/DD/YYYY                       10
                              second curtailment amount.
-----------------------------------------------------------------------------------------------------------------------------------
 CURT_ADJ_ AMT_2              The curtailment interest on the second               2                                        11
                              curtailment amount, if applicable.                           No commas(,) or dollar signs
                                                                                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_CURT_AMT_3              The third curtailment amount to be applied.          2       No commas(,) or dollar signs     11
                                                                                           ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SERV_CURT_DATE_3             The curtailment date associated with the third               MM/DD/YYYY                       10
                              curtailment amount.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Max
         Column Name                           Description                      Decimal       Format Comment               Size
-----------------------------------------------------------------------------------------------------------------------------------
CURT_ADJ_AMT_3                The curtailment interest on the third                2        No commas(,) or dollar signs    11
                              curtailment amount, if applicable.                                        ($)
-----------------------------------------------------------------------------------------------------------------------------------
PIF_AMT                       The loan "paid in full" amount as reported by        2        No commas(,) or dollar signs    11
                              the Servicer.                                                             ($)
-----------------------------------------------------------------------------------------------------------------------------------
PIF_DATE                      The paid in full date as reported by the                      MM/DD/YYYY                      10
                              Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Action Code Key: 1               2
                                                                                            5=Bankruptcy,
                               The standard FNMA numeric code used to                       30=Foreclosure, , 60=PIF,
ACTION_CODE                    indicate the default/delinquent status of a                  63=Substitution,
                               particular loan.                                             65=Repurchase,70=REO
-----------------------------------------------------------------------------------------------------------------------------------
 INT_ADJ_AMT                  The amount of the interest adjustment as              2       No commas(,) or dollar signs    11
                              reported by the Servicer.                                     ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SOLDIER_SAILOR_ADJ_AMT       The Soldier and Sailor Adjustment amount, if          2       No commas(,) or dollar signs    11
                              applicable.                                                   ($)
-----------------------------------------------------------------------------------------------------------------------------------
 NON_ADV_LOAN_AMT             The Non Recoverable Loan Amount, if applicable.       2       No commas(,) or dollar signs    11
                                                                                            ($)
-----------------------------------------------------------------------------------------------------------------------------------
 LOAN_LOSS_AMT                The amount the Servicer is passing as a loss,         2       No commas(,) or dollar signs    11
                              if applicable.                                                ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SCHED_BEG_PRIN_BAL           The scheduled outstanding principal amount due        2       No commas(,) or dollar signs    11
                              at the beginning of the cycle date to be                      ($)
                              passed through to investors.
-----------------------------------------------------------------------------------------------------------------------------------
 SCHED_END_PRIN_BAL           The scheduled principal balance due to                2       No commas(,) or dollar signs    11
                              investors at the end of a processing cycle.                   ($)
-----------------------------------------------------------------------------------------------------------------------------------
 SCHED_PRIN_AMT               The scheduled principal amount as reported by         2       No commas(,) or dollar signs    11
                              the Servicer for the current cycle -- only                    ($)
                              applicable for Scheduled/Scheduled Loans.
-----------------------------------------------------------------------------------------------------------------------------------
 SCHED_NET_INT                The scheduled gross interest amount less the          2       No commas(,) or dollar signs    11
                              service fee amount for the current cycle as                   ($)
                              reported by the Servicer -- only applicable
                              for Scheduled/Scheduled Loans.
-----------------------------------------------------------------------------------------------------------------------------------
 ACTL_PRIN_AMT                The actual principal amount collected by the          2       No commas(,) or dollar signs    11
                              Servicer for the current reporting cycle --                   ($)
                              only applicable for Actual/Actual Loans.
-----------------------------------------------------------------------------------------------------------------------------------
 ACTL_NET_INT                 The actual gross interest amount less the             2       No commas(,) or dollar signs    11
                              service fee amount for the current reporting                  ($)
                              cycle as reported by the Servicer -- only
                              applicable for Actual/Actual Loans.
-----------------------------------------------------------------------------------------------------------------------------------
 PREPAY_PENALTY_ AMT          The penalty amount received when a borrower           2       No commas(,) or dollar signs    11
                              prepays on his loan as reported by the                        ($)
                              Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
 PREPAY_PENALTY_ WAIVED       The prepayment penalty amount for the loan            2       No commas(,) or dollar signs    11
                              waived by the servicer.                                       ($)
-----------------------------------------------------------------------------------------------------------------------------------
 MOD_DATE                     The Effective Payment Date of the Modification                MM/DD/YYYY                      10
                              for the loan.
-----------------------------------------------------------------------------------------------------------------------------------
 MOD_TYPE                     The Modification Type.                                        Varchar - value can be alpha    30
                                                                                            or numeric
-----------------------------------------------------------------------------------------------------------------------------------
 DELI NQ_P&I_ADVANCE_AM T     The current outstanding principal and interest        2       No commas(,) or dollar signs    11
                              advances made by Servicer.                                    ($)
-----------------------------------------------------------------------------------------------------------------------------------

                                    EXHIBIT F
                       REPORTING DATA FOR DEFAULTED LOANS
                  Standard File Layout - Delinquency Reporting

-----------------------------------------------------------------------------------------------------------------------------------
          Column/Header Name                                  Description                           Decimal      Format Comment
-----------------------------------------------------------------------------------------------------------------------------------
SERVICER_LOAN_N BR                      A unique number assigned to a loan by the Servicer.
                                        This may be different than the LOAN_N BR
-----------------------------------------------------------------------------------------------------------------------------------
LOAN_N BR                               A unique identifier assigned to each loan by the
                                        originator.
-----------------------------------------------------------------------------------------------------------------------------------
CLIENT_NBR                              Servicer Client Number
-----------------------------------------------------------------------------------------------------------------------------------
SERV_INVESTOR_NBR                       Contains a unique number as assigned by an external
                                        servicer to identify a group of loans in their system.
-----------------------------------------------------------------------------------------------------------------------------------
BORROWER_FIRST_NAME                     First Name of the Borrower.
-----------------------------------------------------------------------------------------------------------------------------------
BORROWER_LAST_NAME                      Last name of the borrower.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_ADDRESS                            Street Name and Number of Property
-----------------------------------------------------------------------------------------------------------------------------------
PROP_STATE                              The state where the property located.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_ZIP                                Zip code where the property is located.
-----------------------------------------------------------------------------------------------------------------------------------
BORR_NEXT_PAY_DUE_DATE                  The date that the borrower's next payment is due to the                 MM/DD/YYYY
                                        servicer at the end of processing cycle, as reported by
                                        Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
LOAN_TYPE                               Loan Type (i.e. FHA, VA, Conv)
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_FILED_DATE                   The date a particular bankruptcy claim was filed.                       MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_CHAPTER_CODE                 The chapter under which the bankruptcy was filed.
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_CASE_NBR                     The case number assigned by the court to the bankruptcy
                                        filing.
-----------------------------------------------------------------------------------------------------------------------------------
POST_PETITION_DUE_DATE                  The payment due date once the bankruptcy has been                       MM/DD/YYYY
                                        approved by the courts
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_DCHRG_DISM_DATE              The Date The Loan Is Removed From Bankruptcy. Either by                 MM/DD/YYYY
                                        Dismissal, Discharged and/or a Motion For Relief Was
                                        Granted.
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_APPR_DATE                      The Date The Loss Mitigation Was Approved By The                        MM/DD/YYYY
                                        Servicer
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_TYPE                           The Type Of Loss Mitigation Approved For A Loan Such As;
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_EST_COMP_DATE                  The Date The Loss Mitigation /Plan Is Scheduled To                      MM/DD/YYYY
                                        End/Close
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_ACT_COMP_DATE                  The Date The Loss Mitigation Is Actually Completed                      MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_APPROVED_DATE                    The date DA Admin sends a letter to the servicer with                   MM/DD/YYYY
                                        instructions to begin foreclosure proceedings.
-----------------------------------------------------------------------------------------------------------------------------------
ATTORNEY_REFERRAL_DATE                  Date File Was Referred To Attorney to Pursue Foreclosure                MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FIRST_LEGAL_DATE                        Notice of 1st legal filed by an Attorney in a                           MM/DD/YYYY
                                        Foreclosure Action
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_SALE_EXPECTED_DATE               The date by which a foreclosure sale is expected to                     MM/DD/YYYY
                                        occur.
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_SALE_DATE                        The actual date of the foreclosure sale.                                MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_SALE_AMT                         The amount a property sold for at the foreclosure sale.         2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
EVICTION_START_DATE                     The date the servicer initiates eviction of the                         MM/DD/YYYY
                                        borrower.
-----------------------------------------------------------------------------------------------------------------------------------
EVICTION_COMPLETED_DATE                 The date the court revokes legal possession of the                      MM/DD/YYYY
                                        property from the borrower.
-----------------------------------------------------------------------------------------------------------------------------------
LIST_PRICE                              The price at which an REO property is marketed.                 2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
          Column/Header Name                                  Description                           Decimal      Format Comment
-----------------------------------------------------------------------------------------------------------------------------------
LIST_DATE                              The date an REO property is listed at a particular                       MM/DD/YYYY
                                       price.
---------------------------------------------------------------------------------------------------------------------------------
OFFER_AMT                              The dollar value of an offer for an REO property.             2          No commas(,)
                                                                                                                or dollar
                                                                                                                signs ($)
---------------------------------------------------------------------------------------------------------------------------------
OFFER_DATE_TIME                        The date an offer is received by DA Admin or by the                      MM/DD/YYYY
                                       Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
REO_CLOSING_DATE                       The date the REO sale of the property is scheduled to                    MM/DD/YYYY
                                       close.
-----------------------------------------------------------------------------------------------------------------------------------
REO_ACTUAL_CLOSING_DATE                Actual Date Of REO Sale                                                  MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
OCCUPANT_CODE                          Classification of how the property is occupied.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_CONDITION_CODE                    A code that indicates the condition of the property.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_INSPECTION_DATE                   The date a property inspection is performed.                             MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
APPRAISAL_DATE                         The date the appraisal was done.                                         MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
CURR_PROP_VAL                          The current "as is" value of the property based on               2
                                       brokers price opinion or appraisal.
-----------------------------------------------------------------------------------------------------------------------------------
REPAIRED_PROP_VAL                      The amount the property would be worth if repairs are            2
                                       completed pursuant to a broker's price opinion or
                                       appraisal.
-----------------------------------------------------------------------------------------------------------------------------------
If applicable:
-----------------------------------------------------------------------------------------------------------------------------------
DELI NQ_STATUS_CODE                    FNMA Code Describing Status of Loan
-----------------------------------------------------------------------------------------------------------------------------------
DELINQ_REASON_CODE                     The circumstances which caused a borrower to stop paying
                                       on a loan.        Code indicates the reason why the loan
                                       is in default for this cycle.
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_FILED_DATE                    Date Mortgage Insurance Claim Was Filed With Mortgage                    MM/DD/YYYY
                                       Insurance Company.
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_AMT                           Amount of Mortgage Insurance Claim Filed                                 No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_PAID_DATE                     Date Mortgage Insurance Company Disbursed Claim Payment                  MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_AMT_PAID                      Amount Mortgage Insurance Company Paid On Claim                  2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_FILED_DATE                  Date Claim Was Filed With Pool Insurance Company                         MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_AMT                         Amount of Claim Filed With Pool Insurance Company                2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_PAID_DATE                   Date Claim Was Settled and The Check Was Issued By The                   MM/DD/YYYY
                                       Pool Insurer
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_AMT_PAID                    Amount Paid On Claim By Pool Insurance Company                   2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_FILED_DATE            Date FHA Part A Claim Was Filed With HUD                                 MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_AMT                   Amount of FHA Part A Claim Filed                                 2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_PAID_DATE             Date HUD Disbursed Part A Claim Payment                                  MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_PAID_AMT              Amount HUD Paid on Part A Claim                                  2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_FILED_DATE            Date FHA Part B Claim Was Filed With HUD                                 MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_AMT                   Amount of FHA Part B Claim Filed                                 2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_PAID_DATE             Date HUD Disbursed Part B Claim Payment                                  MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_PAID_AMT              Amount HUD Paid on Part B Claim                                  2       No commas(,) or
                                                                                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
          Column/Header Name                                  Description                           Decimal      Format Comment
-----------------------------------------------------------------------------------------------------------------------------------
VA_CLAIM_FILED_DATE                    Date VA Claim Was Filed With the Veterans Admin                           MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
VA_CLAIM_PAID_DATE                     Date Veterans Admin. Disbursed VA Claim Payment                           MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
VA_CLAIM_PAID_AMT                      Amount Veterans Admin. Paid on VA Claim                          2        No commas(,) or
                                                                                                                 dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------

Exhibit 2: Standard File Codes - Delinquency Reporting

The  Loss Mit Type  field  should  show the  approved  Loss  Mitigation  Code as follows:
         o    ASUM-    Approved Assumption
         o    BAP-     Borrower Assistance Program
         o    CO-      Charge Off
         o    DIL-     Deed-in-Lieu
         o    FFA-     Formal Forbearance Agreement
         o    MOD-     Loan Modification
         o    PRE-     Pre-Sale
         o    SS-      Short Sale
         o    MISC-    Anything else approved by the PMI or Pool Insurer

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The Occupant Code field should show the current status of the property code as follows:
         o   Mortgagor
         o   Tenant
         o   Unknown
         o   Vacant

The Property Condition field should show the last reported condition of the property as follows:
         o   Damaged
         o   Excellent
         o   Fair
         o   Gone
         o   Good
         o   Poor
         o   Special Hazard
         o   Unknown

Exhibit 2: Standard File Codes - Delinquency Reporting Continued

The FNMA Delinquent Reason Code field should show the Reason for Delinquency as follows:

--------------------------------------------------------------------------------
 Delinquency             Delinquency Description
 Code
--------------------------------------------------------------------------------
 001                     FNMA-Death of principal mortgagor
--------------------------------------------------------------------------------
 002                     FNMA-Illness of principal mortgagor
--------------------------------------------------------------------------------
 003                     FNMA-Illness of mortgagor's family member
--------------------------------------------------------------------------------
 004                     FNMA-Death of mortgagor's family member
--------------------------------------------------------------------------------
 005                     FNMA-Marital difficulties
--------------------------------------------------------------------------------
 006                     FNMA-Curtailment of income
--------------------------------------------------------------------------------
 007                     FNMA-Excessive Obligation
--------------------------------------------------------------------------------
 008                     FNMA-Abandonment of property
--------------------------------------------------------------------------------
 009                     FNMA-Distant employee transfer
--------------------------------------------------------------------------------
 011                     FNMA-Property problem
--------------------------------------------------------------------------------
 012                     FNMA-Inability to sell property
--------------------------------------------------------------------------------
 013                     FNMA-Inability to rent property
--------------------------------------------------------------------------------
 014                     FNMA-Military Service
--------------------------------------------------------------------------------
 015                     FNMA-Other
--------------------------------------------------------------------------------
 016                     FNMA-Unemployment
--------------------------------------------------------------------------------
 017                     FNMA-Business failure
--------------------------------------------------------------------------------
 019                     FNMA-Casualty loss
--------------------------------------------------------------------------------
 022                     FNMA-Energy environment costs
--------------------------------------------------------------------------------
 023                     FNMA-Servicing problems
--------------------------------------------------------------------------------
 026                     FNMA-Payment adjustment
--------------------------------------------------------------------------------
 027                     FNMA-Payment dispute
--------------------------------------------------------------------------------
 029                     FNMA-Transfer of ownership pending
--------------------------------------------------------------------------------
 030                     FNMA-Fraud
--------------------------------------------------------------------------------
 031                     FNMA-Unable to contact borrower
--------------------------------------------------------------------------------
 INC                     FNMA-Incarceration
--------------------------------------------------------------------------------

Exhibit 2: Standard File Codes - Delinquency Reporting Continued

The FNMA Delinquent Status Code field should show the Status of Default as follows:

--------------------------------------------------------------------------------
      Status Code         Status Description
--------------------------------------------------------------------------------
           09            Forbearance
--------------------------------------------------------------------------------
           17            Pre-foreclosure Sale Closing Plan Accepted
--------------------------------------------------------------------------------
           24            Government Seizure
--------------------------------------------------------------------------------
           26            Refinance
--------------------------------------------------------------------------------
           27            Assumption
--------------------------------------------------------------------------------
           28            Modification
--------------------------------------------------------------------------------
           29            Charge-Off
--------------------------------------------------------------------------------
           30            Third Party Sale
--------------------------------------------------------------------------------
           31            Probate
--------------------------------------------------------------------------------
           32            Military Indulgence
--------------------------------------------------------------------------------
           43            Foreclosure Started
--------------------------------------------------------------------------------
           44            Deed-in-Lieu Started
--------------------------------------------------------------------------------
           49            Assignment Completed
--------------------------------------------------------------------------------
           61            Second Lien Considerations
--------------------------------------------------------------------------------
           62            Veteran's Affairs-No Bid
--------------------------------------------------------------------------------
           63            Veteran's Affairs-Refund
--------------------------------------------------------------------------------
           64            Veteran's Affairs-Buydown
--------------------------------------------------------------------------------
           65            Chapter 7 Bankruptcy
--------------------------------------------------------------------------------
           66            Chapter 11 Bankruptcy
--------------------------------------------------------------------------------
           67            Chapter 13 Bankruptcy
--------------------------------------------------------------------------------

                                    EXHIBIT G

                  REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE: Mortgage Loan #
BORROWER:                              PROPERTY:________________________________

Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check one of the items below)

      On___________________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

      The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

      The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

      Other (explain)

______________________________________________________________

______________________________________________________________


All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

      Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated: _____________

By: _______________________________
Signature

___________________________________
              Title

Send documents to: _________________________________________

____________________________________________________________

____________________________________________________________

Acknowledgement:

      Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.

Dated: _____________

By: ______________________
Signature

___________________________________
              Title

                                    EXHIBIT H

                        COMPANY'S UNDERWRITING GUIDELINES

                                    EXHIBIT I

                                   TERM SHEET

      This         TERM         SHEET         (the         "Term         Sheet")
dated___________________________________,  by and among  American  Home Mortgage
Corporation, with offices located at 520 Broadhollow Road, Melville, New York 11747 (the "Company"), American Home Mortgage Servicing, Inc., with offices located at 4600 Regent Boulevard, Suite 200, Irving, Texas 75063 (the "Servicer"), and EMC Mortgage Corporation, a Delaware corporation, located at 909 Hidden Ridge Drive, Suite 200, Irving, Texas 7503 8 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of March 1, 2006, by and among the Company, the Servicer and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

      The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans on a servicing retained basis described on the Mortgage Loan Schedule annexed hereto as Schedule I, pursuant to and in accordance with the terms and conditions set forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Servicer shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1. Definitions

      For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate Principal Balance (as of the
Cut-Off Date):

Closing Date:

Custodian:

Cut-off Date:

Initial Weighted Average Mortgage Loan
Remittance Rate:

Mortgage Loan:

Purchase Price Percentage:

Servicing Fee Rate:
Additional Closing Conditions:

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional conditions: [None].

Additional Loan Documents:

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage Loans:
[None]

[Additional] [Modification] of Representations and Warranties:

      [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section of the Agreement shall be modified to read as follows:]

      Except  as  modified   herein,   Section__________________________of   the
Agreement shall remain in full force and effect as of the date hereof.

      IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.


                                    AMERICAN HOME MORTGAGE CORPORATION

                                    By:
                                    Name:
                                    Title:


                                    EMC MORTGAGE CORPORATION

                                    By:_________________________________________
                                    Name:
                                    Title:______________________________________


                                    AMERICAN HOME MORTGAGE SERVICING, INC.

                                    By:
                                    Name:
                                    Title:

                                   SCHEDULE I
                             MORTGAGE LOAN SCHEDULE

                                    EXHIBIT J

                      RECONSTITUTED MORTGAGE LOAN REPORTING

     (a) Servicer Mortgage Loan Number
     (b) FNMA Mortgage Loan Number (if applicable)
     (c) Lender/Seller Mortgage Loan Number (plus any other loan number)
     (d) Month end date/ date file created
     (e) Scheduled Beginning Balance
     (f) Actual Beginning Balance
     (g) Scheduled Ending Balance
     (h) Actual Ending Balance
     (i) Gross Rate (current gross rate) Net Rate (current passthrough)
     (j) Last Payment Date (LPI_DATE in Fannie's Laser Reporting)
     (k) Next Due Date
     (l) Delinquency Month (if available)
     (m) Default Flag, i.e. FC, REO, etc. (if applicable)
     (n) Pay-In-Full Date (Mortgage Loan paid off by Mortgagor)
     (o) Foreclosure start date
     (p) Foreclosure end date
     (q) REO Property date
     (r) With respect to Liquidated Mortgage Loans:
     (s) (i)   claim date
         (ii)  claim amount
         (iii) proceeds
         (iv)  amount of loss or gain (as applicable)
         (v)   the date of the loss or gain.
         (vi)  the liquidation  reason (paid in full or repurchased out of deal)
               Fannie's Laser Reporting (For FNMA loans)
         (i)   Action Code (for default or paid off Mortgage Loans; i.e. 60, 65, etc.)
         (ii)  Action Date
         (iii) Remit Prin (submitted principal amount)
         (iv)  Remit Int (submitted interest amount)
         (v)   Pool/Invest   indicator    (indicating    Schedule/Schedule   or
               Actual/Actual pool)

                                    EXHIBIT K

                       COMPANY'S OBLIGATIONS IN CONNECTION
                              WITH A RECONSTITUTION

      o The Servicer shall (i) possess the ability to service to a securitization documents; (ii) service on a "Scheduled/Scheduled" reporting basis (advancing through the liquidation of an REO Property), (iii) make compensating interest payments on payoffs and curtailments, (iv) report to a Master Servicer in format acceptable to such Master Servicer by the 10th calendar day of each month, and (v) remit to a Master Servicer in format acceptable to such Master Servicer by the 18th calendar day of each month, and if such 18th calendar day is not a Business Day, the Business Day immediately preceding the 18th calendar day)..

      o The Servicer shall provide an acceptable annual certification (officer's certificate) to the Master Servicer (as required by the Sarbanes-Oxley Act of
2002) as well as any other annual certifications required under the securitization documents (i.e. the annual statement as to compliance/annual independent certified public accountants' servicing report due by March 15 of each year).

      o The Servicer shall allow for the Purchaser, the Master Servicer or their designee to perform a review of audited financials and net worth of the Servicer.

      o The Servicer shall provide a Uniform Single Attestation Program certificate and Management Assertion as requested by the Master Servicer or the Purchaser.

      o The Servicer shall provide information on each Custodial Account as requested by the Master Servicer or the Purchaser, and each Custodial Accounts shall comply with the requirements for such accounts as set forth in the securitization documents.

      o The Servicer shall maintain its servicing system in accordance with the requirements of the Master Servicer.

                                    EXHIBIT L

                          FORM OF COMPANY CERTIFICATION

Re: The [ ] agreement dated as of [ l, 200[ ] (the "Agreement"), among [IDENTIFY PARTIES]


      I,___________________________________________,
the_____________________________________  of [NAME OF COMPANY] (the  "Company"),
certify to [the Purchaser], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

            I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 1 3a- 18 and 1 5d- 18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

            Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

            Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

            I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement in all material respects; and

The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by any Subservicer and Subcontractor pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.

                                    EXHIBIT M

                            SUMMARY OF REGULATION AB
                               SERVICING CRITERIA

NOTE: This Exhibit M is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit M and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

Item 1122(d)

      (a) General servicing considerations.

            (1)  Policies  and   procedures   are   instituted  to  monitor  any
      performance or other triggers and events of default in accordance with the transaction agreements.

            (2) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

            (3) Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.

            (4) A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

      (b) Cash collection and administration.

            (1) Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

            (2) Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

            (3) Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

            (4) The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

            (5) Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)( 1) of the Securities Exchange Act.

            (6) Unissued checks are safeguarded so as to prevent unauthorized access.

            (7) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

      (c) Investor remittances and reporting.

            (1) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

            (2)  Amounts  due  to  investors   are  allocated  and  remitted  in
      accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

            (3) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

            (4) Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

      (d) Mortgage Loan administration.

            (1) Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.

            (2) Mortgage loan and related documents are safeguarded as required by the transaction agreements.

            (3) Any additions,  removals or  substitutions to the asset pool are
      made,   reviewed  and  approved  in  accordance  with  any  conditions  or requirements in the transaction agreements.

            (4) Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

            (5) The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.

            (6) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related mortgage loan documents.

            (7) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

            (8) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

            (9) Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.

            (10) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

            (11) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

            (12) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

            (13) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

            (14) Delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements.

            (15) Any external enhancement or other support, identified in Item 111 4(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

                                    EXHIBIT N

                SUMMARY OF APPLICABLE REGULATION AB REQUIREMENTS

NOTE: This Exhibit N is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit N and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

Item 1105(a)(1)-(3) and (c)

      -Provide static pool information with respect to mortgage loans that were originated or purchased by the Company and which are of the same type as the Mortgage Loans.

      -Provide static pool information regarding delinquencies, cumulative losses and prepayments for prior securitized pools of the Company.

      -If the Company has less than 3 years experience securitizing assets of the same type as the Mortgage Loans, provide the static pool information by vintage origination years regarding loans originated or purchased by the Company, instead of by prior securitized pool. A vintage origination year represents mortgage loans originated during the same year.

      -Such static pool information shall be for the prior five years, or for so long as the Company has been originating or purchasing (in the case of data by vintage origination year) or securitizing (in the case of data by prior securitized pools) such mortgage loans if for less than five years.

      -The static pool information for each vintage origination year or prior securitized pool, as applicable, shall be presented in monthly increments over the life of the mortgage loans included in the vintage origination year or prior securitized pool.

      -Provide summary information for the original characteristics of the prior securitized pools or vintage origination years, as applicable and material, including: number of pool assets, original pool balance, weighted average initial loan balance, weighted average mortgage rate, weighted average and minimum and maximum FICO, product type, loan purpose, weighted average and minimum and maximum LTV, distribution of loans by mortgage rate, and geographic concentrations of 5% or more.

Item 1108(b) and (c)

      Provide the following information with respect to each servicer that will service, including interim service, 20% or more of the mortgage loans in any loan group in the securitization issued in the Securitization Transaction:

      -a description of the Company's form of organization;

      -a description of how long the Company has been servicing residential mortgage loans; a general discussion of the Company's experience in servicing assets of any type as well as a more detailed discussion of the Company's experience in, and procedures for the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Company's portfolio of mortgage loans of the type similar to the Mortgage Loans and information on factors related to the Company that may be material to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including whether any default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Company, whether any material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Company, and the extent of outsourcing the Company uses;

      -a description of any material changes to the Company's policies or procedures in the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of the type similar to the Mortgage Loans during the past three years;

      -information regarding the Company's financial condition to the extent that there is a material risk that the effect on one or more aspects of servicing resulting from such financial condition could have a material impact on the performance of the securities issued in the Securitization Transaction, or on servicing of mortgage loans of the same asset type as the Mortgage Loans;

      -any special or unique factors involved in servicing loans of the same type as the Mortgage Loans, and the Company's processes and procedures designed to address such factors;

      -statistical information regarding principal and interest advances made by the Company on the Mortgage Loans and the Company's overall servicing portfolio for the past three years; and

      -the Company's process for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of REO Properties, foreclosure, sale of the Mortgage Loans or workouts.

Item 1110(a)

      -Identify  any  originator  or  group  of  affiliated   originators   that
originated, or is expected to originate, 10% or more of the mortgage loans in any loan group in the securitization issued in the Securitization Transaction.

Item 1110(b)

      Provide the following information with respect to any originator or group of affiliated originators that originated, or is expected to originate, 20% or more of the mortgage loans in any loan group in the securitization issued in the Securitization Transaction:

      -the Company's form of organization; and

      -a description of the Company's origination program and how long the Company has been engaged in originating residential mortgage loans, which description must include a discussion of the Company's experience in originating mortgage loans of the same type as the Mortgage Loans and information regarding the size and composition of the Company's origination portfolio as well as information that may be material to an analysis of the performance of the Mortgage Loans, such as the Company's credit-granting or underwriting criteria for mortgage loans of the same type as the Mortgage Loans.

Item 1117

      -describe any legal proceedings pending against the Company or against any of its property, including any proceedings known to be contemplated by governmental authorities, that may be material to the holders of the securities issued in the Securitization Transaction.

Item 1119(a)

      -describe any affiliations of the Company, each other originator of the Mortgage Loans and each Subservicer with the sponsor, depositor, issuing entity, trustee, any originator, any other servicer, any significant obligor, enhancement or support provider or any other material parties related to the Securitization Transaction.

Item 1119(b)

      -describe any business relationship, agreement, arrangement, transaction or understanding entered into outside of the ordinary course of business or on terms other than those obtained in an arm's length transaction with an unrelated third party, apart from the Securitization Transaction, between the Company, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates, and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years, that may be material to the understanding of an investor in the securities issued in the Securitization Transaction.

Item 1119(c)

      -describe any business relationship, agreement, arrangement, transaction or understanding involving or relating to the Mortgage Loans or the Securitization Transaction, including the material terms and approximate dollar amount involved, between the Company, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years.

                                   EXHIBIT O

         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

      The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

-------------------------------------------------------------------------------------------------------------
                                                                                                Applicable
                                                                                                Servicing
                                       Servicing Criteria                                        Criteria
-------------------------------------------------------------------------------------------------------------
  Reference                                  Criteria
-------------------------------------------------------------------------------------------------------------
                                         General Servicing Considerations
-------------------------------------------------------------------------------------------------------------
                       Policies and procedures are instituted to monitor any performance              X
                       or other triggers and events of default in accordance with the
1122(d)(1 )(i)         transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       If any material servicing activities are outsourced to third
                       parties, policies and procedures are instituted to monitor the                 X
                       third party's performance and compliance with such servicing
11 22(d)(1 )(ii)       activities.
-------------------------------------------------------------------------------------------------------------
                       Any requirements in the transaction agreements to maintain a
1122(d)(1 )(iii)       back up servicer for the mortgage loans are maintained.
-------------------------------------------------------------------------------------------------------------
                       A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the
                       reporting period in the amount of coverage required by and otherwise           X
11 22(d)(1 )(iv)       in accordance with the terms of the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                                        Cash Collection and Administration
-------------------------------------------------------------------------------------------------------------
                       Payments on mortgage loans are deposited into the appropriate
                       custodial bank accounts and related bank clearing accounts no more             X
                       than two business days following receipt, or such other number of
1122(d)(2)(i)          days specified in the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Disbursements made via wire transfer on behalf of an obligor or to             X
11 22(d)(2)(ii)        an investor are made only by authorized personnel.
-------------------------------------------------------------------------------------------------------------
                       Advances of funds or guarantees regarding collections, cash flows or
                       distributions, and any interest or other fees charged for such                 X
                       advances, are made, reviewed and approved as specified in the
11 22(d)(2)(iii)       transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       The related accounts for the transaction, such as cash reserve
                       accounts or accounts established as a form of overcollateralization,           X
                       are separately maintained (e.g., with respect to commingling of
11 22(d)(2)(iv)        cash) as set forth in the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements.
                       For purposes of this criterion, "federally insured depository                  X
                       institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)          13k 1(b)(1) of the Securities Exchange Act.
-------------------------------------------------------------------------------------------------------------
                       Unissued checks are safeguarded so as to prevent unauthorized                  X
11 22(d)(2)(vi)        access.
-------------------------------------------------------------------------------------------------------------
                       Reconciliations are prepared on a monthly basis for all asset backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                       mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days
                       specified in the transaction agreements; (C) reviewed and approved             X
                       by someone other than the person who prepared the reconciliation;
                       and (D) contain explanations for reconciling items. These
                       reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in
1122(d)(2)(vii)        the transaction agreements.


-------------------------------------------------------------------------------------------------------------

                                                                                               Applicable
                                                                                                Servicing
                                         Servicing Criteria                                      Criteria
-------------------------------------------------------------------------------------------------------------
  Reference                                  Criteria
-------------------------------------------------------------------------------------------------------------
                                   Investor Remittances and Reporting
-------------------------------------------------------------------------------------------------------------
                       Reports to investors, including those to be filed with the
                       Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide
                       information calculated in accordance with the terms specified in the           X
                       transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors'
                       or the trustee's records as to the total unpaid principal balance
1122(d)(3)(i)          and number of mortgage loans serviced by the Servicer.
-------------------------------------------------------------------------------------------------------------
                       Amounts due to investors are allocated and remitted in accordance
                       with timeframes, distribution priority and other terms set forth in            X
1122(d)(3)(ii)         the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Disbursements made to an investor are posted within two business
                       days to the Servicer's investor records, or such other number of               X
11 22(d)(3)(iii)       days specified in the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Amounts remitted to investors per the investor reports agree with
                       cancelled checks, or other form of payment, or custodial bank                  X
11 22(d)(3)(iv)        statements.
-------------------------------------------------------------------------------------------------------------
                                        Pool Asset Administration
-------------------------------------------------------------------------------------------------------------
                       Collateral or security on mortgage loans is maintained as required             X
11 22(d)(4)(i)         by the transaction agreements or related mortgage loan documents.
-------------------------------------------------------------------------------------------------------------
                       Mortgage loan and related documents are safeguarded as required by             X
11 22(d)(4)(ii)        the transaction agreements
-------------------------------------------------------------------------------------------------------------
                       Any additions, removals or substitutions to the asset pool are made,
                       reviewed and approved in accordance with any conditions or                     X
1122(d)(4)(iii)        requirements in the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business
                       days after receipt, or such other number of days specified in the              X
                       transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage
1122(d)(4)(iv)         loan documents.
-------------------------------------------------------------------------------------------------------------
                       The Servicer's records regarding the mortgage loans agree with the
                       Servicer's records with respect to an obligor's unpaid principal               X
11 22(d)(4)(v)         balance.
-------------------------------------------------------------------------------------------------------------
                       Changes with respect to the terms or status of an obligor's mortgage
                       loans (e.g., X loan modifications or re agings) are made, reviewed             X
                       and approved by authorized personnel in accordance with the
1122(d)(4)(vi)         transaction agreements and related pool asset documents.
-------------------------------------------------------------------------------------------------------------
                       Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                       repossessions, as applicable) are initiated, conducted and concluded           X
                       in accordance with the timeframes or other requirements established
1122(d)(4)( vii)       by the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a
                       monthly basis, or such other period specified in the transaction               X
                       agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii)       deemed temporary (e.g., illness or unemployment).
-------------------------------------------------------------------------------------------------------------
                       Adjustments to interest rates or rates of return for mortgage loans
                       with variable rates are computed based on the related mortgage loan            X
1122(d)(4)(ix)         documents.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

                                                                                               Applicable
                                                                                                Servicing
                                         Servicing Criteria                                      Criteria
-------------------------------------------------------------------------------------------------------------
  Reference                                  Criteria
-------------------------------------------------------------------------------------------------------------
                       Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                       interest on such funds is paid, or credited, to obligors in                    X
                       accordance with applicable mortgage loan documents and state laws;
                       and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
11 22(d)(4)(x)         number of days specified in the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such
                       payments, provided that such support has been received by the                  X
                       servicer at least 30 calendar days prior to these dates, or such
11 22(d)(4)(xi)        other number of days specified in the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Any late payment penalties in connection with any payment to be made
                       on behalf of an obligor are paid from the servicer's funds and not             X
                       charged to the obligor, unless the late payment was due to the
11 22(d)(4)(xii)       obligor's error or omission.
-------------------------------------------------------------------------------------------------------------
                       Disbursements made on behalf of an obligor are posted within two
                       business days to the obligor's records maintained by the servicer,             X
                       or such other number of days specified in the transaction
11 22(d)(4)(xiii)      agreements.
-------------------------------------------------------------------------------------------------------------
                       Delinquencies, charge offs and uncollectible accounts are recognized           X
11 22(d)(4)(xiv)       and recorded in accordance with the transaction agreements.
-------------------------------------------------------------------------------------------------------------
                       Any external enhancement or other support, identified in
                       Item 11 14(a)(1) through (3) or Item 1115 of Regulation                        X
                       AB, is maintained as set forth in the transaction
11 22(d)(4)(xv)        agreements.
-------------------------------------------------------------------------------------------------------------

                                                 [NAME OF COMPANY] [NAME OF SUB
                                                 SERVICER]

                                                 Date:
                                                        ------------------------

                                                 By:
                                                        ------------------------
                                                 Name:
                                                 Title:

                                EXHIBIT P

               REPORTING DATA FOR REALIZED LOSSES AND GAINS

   Calculation of Realized Loss/Gain Form 332- Instruction Sheet

NOTE: Do not net or combine items. Show all expenses individually and all credits as separate line items. Claim packages are due on the remittance report date. Late submissions may result in claims not being passed until the following month. The Servicer is responsible to remit all funds pending loss approval and /or resolution of any disputed items.

            The numbers on the 332 form correspond with the numbers listed below.

Liquidation and Acquisition Expenses:
1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.
4-12.       Complete as applicable. Required documentation:
            * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.
            * For escrow advances - complete payment history
              (to calculate advances from last positive escrow balance forward)
            * Other expenses - copies of corporate advance history showing all payments
            * REO repairs > $1500 require explanation
            * REO repairs >$3000 require evidence of at least 2 bids.
            * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate
            * Unusual or extraordinary items may require further documentation.
13.                The total of lines 1 through 12.
Credits:

14-2 1.     Complete as applicable. Required documentation:
            * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney
             Letter of Proceeds Breakdown.
            * Copy of EOB for any MI or gov't guarantee
            * All other credits need to be clearly defined on the 332 form

      22.   The total of lines 14 through 21.

      Please Note: For HUD/VA loans, use line (18a) for Part A/Initial proceeds and line (18b) for Part B/Supplemental proceeds.

      Total Realized Loss (or Amount of Any Gain)
      23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis ( ).

                   Calculation of Realized Loss/Gain Form 332

Prepared by:  __________________    Date:  _______________
Phone:  ________________________    Email Address:_____________________

--------------------------  ----------------------------   ---------------------
Servicer Loan No.           Servicer Name                  Servicer Address

--------------------------  ----------------------------   ---------------------

WELLS FARGO BANK, N.A. Loan No._____________________________

Borrower's Name: _________________________________________________________

Property Address: _________________________________________________________

Liquidation Type: REO Sale    3rd Party Sale    Short Sale    Charge Off

Was this loan granted a Bankruptcy deficiency or cramdown     Yes       No
If "Yes", provide deficiency or cramdown amount _______________________________

Liquidation and Acquisition Expenses:
(1)  Actual Unpaid Principal Balance of Mortgage Loan     $ ______________  (1)
(2)  Interest accrued at Net Rate                         ________________  (2)
(3)  Accrued Servicing Fees                               ________________  (3)
(4)  Attorney's Fees                                      ________________  (4)
(5)  Taxes (see page 2)                                   ________________  (5)
(6)  Property Maintenance                                 ________________  (6)
(7)  MI/Hazard Insurance Premiums (see page 2)            ________________  (7)
(8)  Utility Expenses                                     ________________  (8)
(9)  Appraisal/BPO                                        ________________  (9)
(10) Property Inspections                                 ________________  (10)
(11) FC Costs/Other Legal Expenses                        ________________  (11)
(12) Other (itemize)                                      ________________  (12)
         Cash for Keys________________________            ________________  (12)
         HOA/Condo Fees_______________________            ________________  (12)
         _____________________________________            ________________  (12)

         Total Expenses                                   $ ______________  (13)
Credits:
(14) Escrow Balance                                       $ ______________  (14)
(15) HIP Refund                                           ________________  (15)
(16) Rental Receipts                                      ________________  (16)
(17) Hazard Loss Proceeds                                 ________________  (17)
(18) Primary Mortgage Insurance / Gov't Insurance         ________________  (18a) HUD Part A
                                                          ________________  (18b) HUD Part B
(19) Pool Insurance Proceeds                              ________________  (19)
(20) Proceeds from Sale of Acquired Property              ________________  (20)
(21) Other (itemize)                                      ________________  (21)
     _________________________________________            ________________  (21)

     Total Credits                                        $_______________  (22)
Total Realized Loss (or Amount of Gain)                   $_______________  (23)

Escrow Disbursement Detail

----------------------------------------------------------------------------------------------------------------------
      Type           Date Paid        Period of       Total Paid       Base Amount      Penalties        Interest
   (Tax /Ins.)                        Coverage
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------